Form 10-Q
period 2014-03-31
Northern Power Systems Corp.
filed 2014-05-29
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 001-36317

NORTHERN POWER SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29 Pitman Road

Barre, Vermont 05641

(Address of principal executive offices)

(802) 461-2955

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	11,454,797
Class	Outstanding at May 29, 2014

Class B Common Shares, no par value per share	11,261,707
Class	Outstanding at May 29, 2014

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN POWER SYSTEMS CORP.

FOR THE PREDECESSOR COMPANY WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(All amounts in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2014	2013
	(Unaudited)	(Note 1)
CURRENT ASSETS:
Cash	$1,996	$4,534
Accounts receivable — net of allowance for doubtful accounts of $154 and $103 at March 31, 2014 and December 31, 2013, respectively	2,750	1,175
Unbilled revenue	2,896	786
Inventories — net (Note 4)	12,432	11,682
Deferred costs	1,413	1,443
Prepaid expenses and other current assets	1,429	1,365

Total current assets	22,916	20,985

Property, plant and equipment — net (Note 6)	1,477	1,414
Intangible assets — net (Note 7)	463	509
Goodwill	722	722
Deferred income taxes (Note 13)	435	2,384
Asset held for sale	1,300	1,300
Other assets	309	231

Total assets	$27,622	$27,545

The accompanying notes are an integral part of these consolidated financial statements.	(Continued)

NORTHERN POWER SYSTEMS CORP.

FOR THE PREDECESSOR COMPANY WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(All amounts in thousands, except share and per share amounts)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	2014	2013
	(Unaudited)	(Note 1)
CURRENT LIABILITIES:
Current portion of long-term debt (Note 8)	$93	$141
Senior secured convertible notes (Note 8)	—	12,107
Accounts payable	4,339	2,148
Accrued expenses (Note 9)	3,865	2,158
Accrued compensation	2,590	2,207
Deferred revenue	5,834	4,221
Deferred income taxes (Note 13)	586	2,532
Customer deposits	9,753	10,917
Liability for stock-based compensation (Note 11)	—	598
Other current liabilities	121	197

Total current liabilities	27,181	37,226

Senior secured convertible notes (Note 8)	12,290	—
Deferred revenue, less current portion	1,284	1,163
Long-term debt, less current portion (Note 8)	289	300
Other long-term liability (Note 17)	358	258

Total Liabilities	41,402	38,947

Commitments and Contingencies (Note 17)
STOCKHOLDERS’ DEFICIENCY:
Series X convertible preferred stock, 6,000,000 shares authorized and no shares issued and outstanding as of March 31,2014 and December 31, 2013	—	—
Common stock, $0.01 par value — 44,000,000 shares authorized; 12,840,187 shares issued and outstanding as of March 31, 2014 and December 31, 2013	128	128
Additional paid-in capital	140,550	139,804
Accumulated deficit	(154,458)	(151,334)

Total Stockholders’ Deficiency	(13,780)	(11,402)

Total Liabilities and Stockholders’ Deficiency	$27,622	$27,545

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

NORTHERN POWER SYSTEMS CORP.

FOR THE PREDECESSOR COMPANY WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(All amounts in thousands, except share and per share amounts)

	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)
REVENUES:
Product	$13,273	$1,433
License	11	—
Design service	201	—
Service	271	245

Total revenues	13,756	1,678

COSTS OF REVENUE AND OPERATING EXPENSES:
Cost of product revenues	11,495	1,263
Cost of service revenues	1,071	581
Sales and marketing	780	573
Research and development	1,139	1,005
General and administrative	2,176	1,462
Restructuring charges	—	50

Total costs of revenue and operating expenses	16,661	4,934

Loss from operations	(2,905)	(3,256)
Change in fair value of warrants	—	(63)
Interest expense	(240)	(18)
Other income /(expense) — net	35	(21)

Loss before provision for income taxes	(3,110)	(3,358)
Provision for income taxes (Note 13)	14	26

NET LOSS	(3,124)	(3,384)

COMPREHENSIVE LOSS	$(3,124)	$(3,384)

Net loss applicable to common stockholders (Note 2)	$(3,124)	$(4,907)

Net loss per common share
Basic and diluted	$(0.24)	$(325.57)

Weighted average number of common shares outstanding
Basic and diluted	12,840,187	15,072

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FOR THE PREDECESSOR COMPANY WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE THREE MONTHS ENDED MARCH 31, 2014 (unaudited)

(All amounts in thousands except share amounts)

	Series A		Series B		Series C-1		Series C-2				Additional Paid-In Capital		Total Stockholders’ Deficiency
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Deficit
BALANCE — January 1, 2013	11,290,200	$56,451	9,407,939	$56,447	1,608,322	$21,994	69,685	$181	15,072	$—	$6,379	$(137,206)	$4,246
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	369	—	369
Change in the liability classification of stock-based compensation	—	—	—	—	—	—	—	—	—	—	266	—	266
April conversion	(1,773,800)	(8,869)	(3,399,195)	(20,398)	(358,245)	(4,899)	—	—	305,931	3	34,163	—	—
Warrant conversion	—	—	—	—	—	—	2,734,390	3,095	—	—	—	—	3,095
September automatic conversion	(9,516,400)	(47,582)	(6,008,744)	(36,049)	—	—	(2,804,075)	(3,276)	6,099,066	61	86,846	—	—
Series C-1 conversion to senior secured convertible notes	—	—	—	—	(1,250,077)	(17,095)	—	—	6,420,118	64	11,781	—	(5,250)

Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,128)	(14,128)

BALANCE — December 31, 2013	—	—	—	—	—	—	—	—	12,840,187	128	139,804	(151,334)	(11,402)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	148	—	148
Reclassification of stock-based compensation liability to equity	—	—	—	—	—	—	—	—	—	—	598	—	598

Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,124)	(3,124)

BALANCE — March 31, 2014	—	$—	—	$—	—	$—	—	$—	12,840,187	$128	$140,550	$(154,458)	$(13,780)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FOR THE PREDECESSOR COMPANY WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(All amounts in thousands)

	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(3,124)	$(3,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	63
Provision for inventory obsolescence	93	48
Provision for doubtful accounts	(63)	1
Stock-based compensation expense	148	122
Depreciation and amortization	178	227
Noncash restructure charges	—	50
Deferred income taxes	3	3

Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(3,622)	(79)
Other current and noncurrent assets	(142)	(75)
Inventories	(843)	(1,443)
Deferred costs	30	368
Accounts payable	2,191	(57)
Accrued expenses	2,090	134
Customer deposits	(1,164)	1,353
Deferred revenue and other short term liabilities	1,841	(730)
Other liabilities	100	(36)

Net cash used in operating activities	(2,284)	(3,435)

INVESTING ACTIVITIES:
Purchases of property and equipment	(195)	(53)

Net cash used in investing activities	(195)	(53)

FINANCING ACTIVITIES:
Proceeds from borrowings of short-term debt	—	750
Debt principal payments	(59)	(30)

Net cash (used in) provided by financing activities	(59)	720

Change in cash	(2,538)	(2,768)
Cash — beginning of the period	4,534	4,456

Cash — end of the period	$1,996	$1,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$16	$8

Income taxes paid	$6	$12

Noncash financing activity:
Settlement of stock-based compensation liability awards with equity awards	$598	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FOR THE PREDECESSOR COMPANY WIND POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AS OF THE THREE MONTHS ENDED MARCH 31, 2014 and 2013

(Amounts in thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

As a result of the closing of a reverse takeover transaction that occurred on April 16, 2014, the parent holding company of the group is Northern Power Systems, Corp., which is a Securities and Exchange Commission (“SEC”) registrant. See Note 10: Capital Structure and Note 18: Subsequent Events for further details regarding this transaction.

As of March 31, 2014, the parent holding company of the group was Wind Power Holdings, Inc. (“Wind Power Holdings” or “WPHI”). WPHI and its wholly owned subsidiaries, Northern Power Systems, Inc. (“Northern”), and Northern’s wholly-owned subsidiaries, Northern Power Systems AG and Northern Power Systems Srl. are herein collectively referred to as the “Company.” WPHI was formed on August 12, 2008, and Northern was formed on July 14, 2008. WPHI previously had another wholly owned subsidiary, Northern Power Systems Utility Scale, Inc. (“Utility Scale”), which was formed on November 13, 2009. Utility Scale was merged into Northern effective December 31, 2013.

The Company is a provider of advanced technology for the renewable energy sector. It designs, manufactures and services next-generation Permanent Magnet Direct-Drive (PM/DD) wind turbines for the distributed wind market, and licenses existing and evolving utility-scale wind turbine platforms to large manufacturers on a global basis. The Company also provides engineering and development services for a wide variety of renewable energy applications.

The Company’s headquarters are in Barre, Vermont, and it has a sales office in Zurich, Switzerland.

Liquidity — The Company disclosed a going-concern uncertainty for its year ended December 31, 2013 consolidated financial statements. Management believes that, with the completion of its equity capital raise on April 16, 2014 the Company has adequate capital to fund operations for at least one year from the date of issuance of these financial statements. As described in Note 18, the Company closed a private equity placement in connection with the reverse takeover transaction that resulted in Northern Power Systems Corp. becoming the parent holding company of Northern and its subsidiaries. The private placement provided gross proceeds of CDN$ 24,500 (USD$ 22,273) which were received on April 16, 2014. The receipt of the private placement proceeds has mitigated the previously reported going concern uncertainty.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Registration Statement on Form 10 (File No. 001-36317) filed by WPHI. The consolidated balance sheet as of December 31, 2013 and the condensed consolidated statement of changes in stockholders’ deficiency for the year ended December 31, 2013 were derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and seasonality, operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2014.

2.	NET LOSS PER SHARE

Basic loss per share is determined by dividing loss attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share were determined by dividing loss attributable to common stockholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the three months ended March 31, 2014 and 2013, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of basic and diluted net loss per share and basic and diluted weighted average shares outstanding are as follows:

	For the three months ended
	March 31, 2014	March 31, 2013
Basic earnings per share calculation:
Numerator
Net loss	$(3,124)	$(3,384)
Series A preferred stock dividends	—	(696)
Series B preferred stock dividends	—	(696)
Series C preferred stock dividends	—	(131)

Net loss attributable to common stockholders	$(3,124)	$(4,907)

Denominator
Weighted average common shares outstanding — basic and diluted	12,840,187	15,072

Net loss per share — basic and diluted	$(0.24)	$(325.57)

As described in Note 10, the Company completed a reverse stock split effective April 14, 2014, prior to the issuance of the financial statements to the public. As such, the SEC’s Staff Accounting bulletin (“SAB”) 4c required the Company to retrospectively present and disclose the reverse stock split as if it were effective at each balance sheet date presented. As a result, all share and per share data have been retroactively adjusted to give effect to this reverse stock split.

The following potentially dilutive securities were excluded from the calculation of diluted weighted average shares outstanding because they were considered anti-dilutive. Preferred shares were convertible to common stock in the ratio of 1 share of common stock for every 11.609 shares of preferred stock. All of the outstanding preferred stock was converted to common stock during 2013:

	March 31, 2014	March 31, 2013

Common stock options	1,829	7
Convertible preferred stock	—	1,237
Convertible preferred stock warrants	—	351

Total common stock equivalents	1,829	1,595

3.	FAIR VALUE MEASUREMENTS

Financial Instruments — The Company’s financial instruments consist primarily of cash, accounts receivable, and accounts payable and debt. The carrying amounts of cash, accounts receivable and accounts payable, as of March 31, 2014 and December 31, 2013, approximate fair value due to their short-term nature and are classified within Level 1 of the valuation hierarchy.

Debt and Senior Secured Convertible Notes — The carrying values of the Company’s non-convertible debt approximate fair value. This is explained by: the market value interest rates on such debt, the relatively low outstanding debt balances, and the fact that the total debt is due and payable at various times but in no situation later than October 2015. The carrying value of the Company’s Senior Secured Convertible Notes approximates fair value as of March 31, 2014 as the notes were converted to common shares at the face value of the notes plus accrued interest, which equals carrying value, at the then current share price in April 2014. This supports a fair value equal to carrying value because the note holder received common shares with a fair value equal to the carrying value of the notes. Furthermore, the share price is determined through offers to buy and sell shares on a public equity exchange. As a result the Company’s Senior Secured Convertible Notes were transferred from Level 3 to Level 2 because observable market data became available for the securities. The fair value as of December 31, 2013, was calculated via a Probability Estimated Weighted Return Method (PWERM) which utilized the Company’s current overall valuation. The PWERM (level 3) applied a range of probabilities to a set of possible outcomes and attributed a value applicable to the Senior Secured Convertible Notes and to the common stock (the only other material equity interest in the Company at that time) in the event of each outcome. The Company determined that the PWERM was the most reliable approach given the complexity of the terms of the Senior Secured Convertible Notes, which could participate in any distribution as a holder of a liquidation preference or an equity participant, depending on the circumstances. The probabilities and weightings used in the analysis were based on management’s views of the opportunities available to the Company at that time for raising capital required to meet its plans, as well as a review of the outcomes to the Senior Secured Convertible Notes and common stock that would result from the selected scenarios. The PWERM was readily applicable to scenarios that resulted in immediate returns to the equity owners, so for those scenarios that would result in a continuing illiquid interest in the common stock, the option price method (or OPM) was employed. This combination of the OPM with the PWERM is sometimes referred to as a hybrid valuation method. The OPM treated the common stock interest as a “call option” on the Company’s overall enterprise value, determining the residual value to the common stock in the event that the Company was successful enough to satisfy the obligations due on the senior securities – in this case the holders of the Company’s Senior Secured Convertible Notes.

March 31, 2014	Fair Value	Carrying Value

Senior Secured Convertible Notes — Mature in less than 1 Year	$12,290	$12,290
Current maturities of long-term debt	93	93
Long-term debt	289	289

Total	$12,672	$12,672

December 31, 2013	Fair Value	Carrying Value

Senior Secured Convertible Notes — Mature in less than 1 Year	$17,712	$12,107
Current maturities of long-term debt	141	141
Long-term debt	300	300

Total	$18,153	$12,548

The Company measures fair value using the framework specified in U.S. GAAP. This framework emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources and those based on an entity’s own assumptions. The hierarchy prioritizes the inputs for fair value measurement into three levels:

Level 1 — Measurements utilizing unadjusted quoted prices in active markets that the entity has the ability to access for identical assets or liabilities.

Level 2 — Measurements that include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Measurements using unobservable inputs for assets or liabilities for which little or no market information exists, and are based on the best information available and might include the entity’s own data.

In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company measures its cash equivalents and short-term investments, when held, at fair value and they are classified within Level 1 of the fair value hierarchy. The classification has been determined based on the manner in which the Company values its cash equivalents and short-term investments, primarily using quoted market prices.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Effective December 12, 2013, the Company’s Barre, Vermont facility became an asset held for sale. Based upon the marketing of the facility as well as the indication of value from a currently interested potential buyer, the Company believes that the current fair value of the facility is $1,300. Due to the use of significant unobservable inputs to determine fair value this value falls within Level 3 of the fair value hierarchy.

4.	INVENTORIES

Inventories as of March 31, 2014 and December 31, 2013 consist of:

	March 31, 2014	December 31, 2013

Raw materials	$4,498	$2,511
Work in process	2,196	1,124
Finished goods	6,340	8,610
Allowance for obsolescence	(602)	(563)

Total inventory — net	$12,432	$11,682

For the three months ended March 31, 2014 and 2013, the Company recorded an inventory write-down of approximately $93 and $48, respectively, based on evaluating its ending inventory on hand for excess quantities and obsolescence.

5.	RESTRUCTURING

In April 2012, the Company committed to a restructuring plan for its utility-scale wind business, changing the nature of its operations from being primarily a designer and developer of utility scale wind turbines to a provider of licensing and co-development for wind applications and engineering services for other applications. These actions resulted in the reduction of approximately 40% of the Company’s total headcount and the closure of a manufacturing facility. The restructured business continued to operate in the Utility Scale legal entity through December 31, 2013, after such date it transitioned to operate within Northern with the merger of those two subsidiaries effective on such date. In association with this restructuring, during the quarters ended March 31, 2014 and 2013, the Company recorded restructuring charges in the aggregate amount of $0 and $50, respectively, as detailed in the table below. Workforce-related activity includes stock compensation charges for certain modifications made to executive option grants as part of the restructuring. These options were accounted for as liability awards and marked to market though the statement of operations for subsequent changes in fair value for such time as they were liability in nature. These awards were exchanged for awards determined to be equity classification at January 1, 2014. As such there will be no additional expense associated with these options and the accrued liability of $246 was reclassified to additional paid-in capital.

	Activity for the three months ended March 31, 2014
	Balance December 31, 2013	Expense	Equity Award Exchange	Balance March 31, 2014

Workforce-related	$246	$—	$(246)	$—

	$246	$—	$(246)	$—

	Activity for the three months ended March 31, 2013
	Balance December 31, 2012	Expense	Utilization	Balance March 31, 2013

Workforce-related	$198	$50	$(22)	$226

	$198	$50	$(22)	$226

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at March 31, 2014 and December 31, 2013 consist of:

	March 31, 2014	December 31, 2013

Leasehold improvements	$30	$30
Machinery and equipment	1,824	1,710
Patterns and tooling	958	880
Office furniture and equipment	424	424
Information technology equipment and software	1,151	1,149
Field service spare parts	122	121

	4,509	4,314
Less accumulated depreciation	(3,032)	(2,900)

Total property, plant and equipment	$1,477	$1,414

Depreciation expense was $132 and $160, for the three months ended March 31, 2014 and 2013, respectively.

On December 12, 2013 the Board of Directors of the Company approved a plan to sell its corporate headquarters and production facility located at 23 Pitman Road, Barre, Vermont. The Company marketed such facility through a real estate broker which initially found three potential purchasers. As of the date of the issuance of these financial statements one interested unaffiliated party has signed a purchase and sale agreement with the Company to purchase the facility and is completing due diligence. The Company believes that effective December 12, 2013, the facility became an asset held for sale based upon the decision of the Company’s Board of Directors at such time, as well as meeting the other criteria in ASC 360-10-45-8, Impairment and Disposal of Long-Lived Assets — Other Presentation Matters — Long-Lived Assets Classified as Held for Sale. Therefore the Company has classified the land, building, and building improvements as assets held for sale as of March 31, 2014 and December 31, 2013. Based upon the marketing of the facility as well as the indication of value from the currently interested potential buyer, the Company believes that the current fair value of the facility is $1,300. The potential buyer is currently completing due diligence, including requiring the Company to support various title and environmental reviews. Such reviews are not completed as of the issuance of these financial statements. If the sale transaction closes, the Company will lease the facility back from the buyer for a five year term. The Company will have the right to terminate the lease upon at least six months’ prior notice effective at the end of the second, third or fourth year of the lease term. The Company may relocate to other more suitable production and technology space within the state of Vermont or may remain in the Barre facility for some or all of the duration of the lease term. See Note 17: Commitments and Contingencies for further details on this topic.

7.	INTANGIBLE ASSETS

Intangible assets consist of:

	March 31, 2014
	Average Remaining Amortization Period	Net Carrying Amount Beginning of Period	Amortization Expenses	Net Carrying Amount End of Period

Core technology	2.4 years	$460	$(42)	$418
Trade name	3.4 years	49	(4)	45

		$509	$(46)	$463

	December 31, 2013
	Average Remaining Amortization Period	Net Carrying Amount Beginning of Year	Amortization Expenses	Net Carrying Amount End of Year

Core technology	2.7 years	$634	$(174)	$460
Trade name	3.7 years	62	(13)	49

		$696	$(187)	$509

Accumulated amortization as of March 31, 2014 and December 31, 2013 totaled $605 and $558, respectively.

The expected aggregate future amortization expense is as follows:

Years	Amortization

2014	$140
2015	186
2016	129
2017	8

$463

8.	DEBT AND SENIOR SECURED CONVERTIBLE NOTES

Debt at March 31, 2014 and December 31, 2013 consists of:

	March 31, 2014	December 31, 2013

VEDA Barre, Vermont facility mortgage	$335	$346
ICC insurance premium loan	47	95

Total debt	382	441
Less current portion	(93)	(141)

Long-term debt	$289	$300

Senior secured convertible notes, due June 30, 2014	$12,290	$12,107

The future principal maturities in the aggregate under these debt obligations, as noted in the table above and excluding the senior secured convertible notes, as of March 31, 2014 is as follows:

Years	Maturities

2014	$93
2015	289

$382

In connection with the acquisition of the wind turbine business, Northern assumed mortgage debt with the Vermont Economic Development Authority (VEDA), related to a manufacturing facility in Barre, Vermont. The terms of this mortgage, as amended, are described below.

The VEDA mortgage is a variable interest rate loan bearing interest of 3.75% as of March 31, 2014 and December 31, 2013 and matures October 6, 2015. As of March 31, 2014, the VEDA obligation required monthly payments of $5 and a final balloon payment in October 2015. The loan is collateralized by the Barre, Vermont property. If the Company successfully completes a sale of the facility as planned within the next twelve months, a portion of such proceeds will be used to pay off the mortgage. There are no early payment penalties on the mortgage.

In February 2013, Northern entered into a one year renewal agreement for its foreign working capital revolving line of credit. The renewal permitted Northern to borrow up to $4,000, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn.

As of October 23, 2013 the Company increased its foreign working capital revolving line of credit with Comerica by $2,000, and as such currently has access to $6,000 to support exports of its distributed-class turbines. Effective with the merger of Utility Scale into Northern at December 31, 2013, the Company’s foreign working capital line of credit was renegotiated with Comerica to allow for the combined business operations to be included. The loan agreement with Comerica contains Adjusted EBITDA covenants based upon the combined performance of the merged entities. At March 31, 2014, there were no borrowings and the Company had a net maximum supported borrowing base of $4,067. The foreign working capital revolving line of credit with Comerica matures on June 30, 2014.

The Company was in compliance with all covenants under this credit facility as of March 31, 2014.

The Company closed a $4,525 convertible note offering in April 2013, and then closed a further $2,000 offering in September 2013. In both the April and the September offering, the notes were offered to existing stockholders. Upon the closing of the September offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 Series preferred stock (Series A, B and C-2 preferred stock were not converted into notes). This non-cash conversion increased total convertible notes outstanding by an additional $5,250.

The convertible notes bear interest at a rate of 6% per annum payable upon maturity or conversion to equity securities. The outstanding principal and accrued interest on these notes will automatically convert into equity securities issued by the Company in a subsequent “Qualified Financing” (defined as a future equity financing resulting in aggregate gross proceeds of at least $10,000 or any other future equity financing that is approved by the Company and holders of at least 60% of the aggregate principal amount of the convertible notes) at the same price at which the shares issued in the qualified financing are sold. Such a Qualified Financing occurred April 16, 2014 as described in Note 18 Subsequent Events. In the event the notes were not converted, as outlined above, the principal balance along with any accrued interest would have become due and payable on June 30, 2014. The convertible notes were collateralized by a pledge of the capital stock of Northern and certain intellectual property of Northern. As the notes were settled with equity subsequent to March 31, 2014, the convertible notes have been classified as a long-term liability as of March 31, 2014. The Company determined that the embedded equity-linked component does not contain a net settlement provision as defined by ASC 815-10-15-00 and therefore, does not meet the definition of a derivative under ASC 815-10-15-83. As a result, under the guidance at ASC 815-15-25-1 the Company is not required to separate the equity-linked component from the debt host. These convertible notes have the characteristics of conventional debt described in ASC 470-20 as follows: (1) the conversion feature is settled in shares; (2) there is an absence of a cash conversion feature; (3) the note holders cannot obtain shares at below market price; and (4) the issuer must deliver shares upon conversion. Therefore, the Company accounted for these notes as traditional debt recorded at face value upon issuance.

9.	ACCRUED EXPENSES

Accrued expenses at March 31, 2014 and December 31, 2013 consist of:

	March 31, 2014	December 31, 2013

Accrued warranties	$836	$545
Rebates, allowances and discounts	1,152	12
Other accrued expenses	1,877	1,601

Total accrued expenses	$3,865	$2,158

Changes in the Company’s product warranty accrual during the three months ended March 31, 2014 consisted of the following:

March 31, 2014

Beginning balance	$545
Provisions of reversals	395
Settlements	(104)

Ending balance	$836

10.	CAPITAL STRUCTURE

Private Placement and Reverse Take Over Transaction — On December 7, 2013, the Company signed an engagement letter with Beacon Securities Limited (“Beacon”) under which Beacon agreed to act as its agent and complete a private placement offering of the Company’s equity securities to raise aggregate gross proceeds of approximately $20,000 to $25,000. On January 15, 2014, the Company signed a letter of intent to be acquired by Mira III Acquisition Corp. (“Mira III”), a Canadian capital pool company, in a reverse takeover transaction. Upon completion of the transaction, the Company became a wholly-owned subsidiary of Mira III, but the Company’s business became Mira III’s operating business and the Company’s directors and officers became Mira III’s directors and officers. Mira III also succeeded to the Company’s status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which permitted it to continue to prepare financial statements in accordance with U.S. GAAP. Mira III’s common stock was listed for trading on the TSX Venture Exchange (“Exchange”) under the symbol MRQ.P. Closing of the acquisition by Mira III was contingent upon, among other things, execution of definitive merger agreement, approval by the Company’s stockholders and by the stockholders of Mira III, and the approval by the Toronto Stock Exchange and the Exchange. On March 17, 2014, the private placement was completed and the gross proceeds raised of $22,273 were placed in escrow until the closing date of the reverse takeover transaction. Upon the closing, equity securities issued to the private placement investors were automatically exchanged for shares of Mira III’s common stock. Also upon the closing of the acquisition, all of the outstanding common stock of the Company was exchanged for common stock of Mira III and all outstanding senior secured convertible notes of the Company were converted to common stock of Mira III, as disclosed in Mira III’s filing statement with the TSX Venture Exchange (the “Filing Statement”).

On March 31, 2014 the Filing Statement was accepted by the TSX Venture Exchange. Also on March 31, 2014, the Toronto Stock Exchange (the “TSX”) had conditionally approved the listing of Mira III’s common shares on the TSX subject to Mira III fulfilling all of the requirements of the TSX on or before June 26, 2014. The status of the closing of such transaction is explained in Note 18 Subsequent Events.

2014 Reverse Stock Split — In conjunction with the proposed reverse takeover transaction disclosed below, on April 14, 2014, each share of WHPI common stock issued and outstanding was automatically combined, reclassified and changed into 0.6420084 of one fully paid and non-assessable share of common stock, without any action on the part of the holder thereof. All shares of common stock issued to any stockholder (including as a result of the conversion of senior secured convertible notes into common stock) were aggregated for the purpose of determining the number of shares of common stock to which such holder was entitled to receive. The effect of this transaction was retrospectively applied to the financial statements presented in this filing as required by the SEC’s Staff Accounting Bulletin (“SAB”) 4c. As a result, all share and per share data have been retroactively adjusted to give effect to this reverse stock split.

The accounting effect of the 2014 reverse stock split resulted in the par value per share of the Company’s common stock being the same after the reverse stock split. On the effective date, the stated capital on the Company’s consolidated balance sheet attributable to common stock was reduced and the additional paid-in-capital account was increased by the amount by which the stated capital reduction. Per share net loss increased because there are fewer shares of the Company’s common stock outstanding. The Company does not anticipate that any other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, will arise as a result of the reverse stock split.

2013 Stock Split — On August 28, 2013, the Board of Directors approved the conversion of all outstanding Series A, B and C-2 preferred stock to common stock and a subsequent 1 for 11.6087 reverse split of the Company’s outstanding common stock. The Board also approved recommending that the Company’s stockholders approve amendments to the Company’s Certificate of Incorporation to effect such activities. The Company’s stockholders approved these amendments by written consent dated September 10, 2013. The split shares were effective on September 16, 2013. Relevant financial data has been retroactively adjusted in these financial statements to reflect the 1 for 11.6087 reverse stock-split.

2013 Recapitalization — As presented in Note 8, Debt and Senior Secured Convertible Notes, the Company closed two offerings of convertible notes during 2013. Investors in the September offering also were issued an aggregate of approximately 10 million shares of common stock. Upon the closing of this offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 preferred stock. This non-cash conversion increased total convertible notes outstanding by an additional $5,250. The convertible notes bore interest at a rate of 6% per annum payable upon maturity at June 30, 2014 or conversion to equity securities. These notes were set up to automatically convert into equity securities issued by the Company in a subsequent “Qualified Financing” (defined as a future equity financing resulting in aggregate gross proceeds of at least $10,000 or any other future equity financing that is approved by the Company and holders of at least 60% of the aggregate principal amount of the convertible notes). Simultaneously with the convertible note offering described above, all outstanding shares of Series A, Series B and Series C-2 preferred stock, together with all accumulated dividends thereon, were converted into common stock based on an enterprise value of $50,000.

At March 31, 2014, WPHI is authorized to issue up to 6,000,000 shares of preferred stock and 44,000,000 shares of common stock. This was revised with completion of the reverse takeover transaction as explained in Note 18 Subsequent Events.

Preferred Stock — At March 31, 2014, WPHI had 6,000,000 authorized shares of Preferred Stock, of which 3,000,000 were designated as Series X-1 Preferred Stock (“Series X-1 preferred stock”), and 3,000,000 were designated as Series X-2 Preferred Stock (“Series X-2 preferred stock” and together with the Series X-1 preferred stock, the “Series X preferred stock”). Such preferred stock was canceled as part of the completion of the reverse takeover transaction as explained in Note 18 Subsequent Events.

Series A Preferred Stock — WPHI had issued 3,540,000 shares of Series A preferred stock and 22,871 shares of common stock to the founding investors in August 2008 for cash consideration of $17,700, all of which were converted in September 2013 to common stock as described above in the section 2013 Recapitalization.

Series B Preferred Stock — WPHI had issued 7,286,232 shares of Series B preferred stock in October and November 2009, at a face amount of $6.00 per share, for aggregate cash consideration of $43,532, net of issuance costs of $185. WPHI had issued an additional 2,121,707 shares of Series B preferred stock in December 2010 for aggregate cash consideration of $12,730 under the same terms as the 2009 offering. All of such Series B Preferred Stock was converted in September 2013 to common stock as described above in the section 2013 Recapitalization.

Series C Preferred Stock — In August 2011, WPHI sold units consisting of one share of Series C-1 preferred stock and a warrant to purchase four shares of Series C-2 preferred stock at an exercise price of $0.50 per share. The price per unit was $6.30. WPHI issued 1,608,322 shares of Series C-1 preferred stock, at a face amount of $6.30 per share, and warrants to purchase 6,433,288 shares of Series C-2 preferred stock (the “Warrants”) for aggregate cash consideration of $10,016, net of issuance costs of $115. All of such Series C-1, C-2 and Warrants were converted to common stock or convertible notes as described above in the section 2013 Recapitalization and Note 8 Debt and Senior Secured Convertible Notes.

Series X Preferred Stock — The Series X-1 preferred stock was reserved for holders of options to purchase common stock of Northern, restricted stock units to acquire common stock of Northern, or common stock of Northern issued under Northern’s 2011 Stock Option and Grant Plan. The Series X-2 preferred stock was reserved for holders of options to purchase common stock of Utility Scale, restricted stock units to acquire common stock of Utility Scale, or common stock of Utility Scale issued under Utility Scale’s 2011 Stock Option and Grant Plan. As a result of the termination of these stock option plans in connection with the option exchange offer described in Note 11, the Company will not be issuing any shares of Series X-1 or X-2 preferred stock.

Dividend restrictions — The Comerica line of credit prohibits the payment of any dividends without obtaining Comerica’s prior written consent.

Common Stock — WPHI has authorized 44,000,000 shares of common stock, par value $0.01 per share, of which 12,840,187 are outstanding as of March 31, 2014.

Investors’ Rights Agreement — In August 2013, certain of WPHI’s investors entered into a Fourth Amended and Restated Investors’ Rights Agreement providing such investors with certain registration and other investment rights at any time prior to the termination of the agreement. The Investors’ Rights Agreement was amended and restated on the closing of the reverse takeover transaction as described in Note 18 Subsequent Events.

Voting Agreement — Investors in WPHI previously were party to a Fourth Amended and Restated Voting Agreement providing certain board representation rights, a drag-along right, as well as a right of first refusal and co-sale right in the event stockholders proposed to transfer WPHI stock while the Voting Agreement was in effect. The Voting Agreement was terminated on the closing of the reverse takeover transaction as described in Note 18 Subsequent Events.

11.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

2008 Equity Incentive Plan — In October 2008, WPHI adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants, and directors of the Company. The 2008 Plan, as amended in 2010, has reserved for issuance upon grant or exercise of awards up to 86 adjusted shares of the Company’s common stock.

2011 Subsidiary Stock Option and Grant Plans — In August 2011, the Company’s two then operating subsidiaries adopted new plans. As such, Northern adopted the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan (the “Northern 2011 Plan”) and Utility Scale adopted the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan (the “Utility Scale 2011 Plan,” and together with the Northern 2011 Plan, the “Subsidiary Plans”). The Subsidiary Plans provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants, and directors of the Company. The Subsidiary Plans each reserved for issuance upon grant or exercise of awards up to 3,000,000 shares of such subsidiary’s common stock. In addition, 3,000,000 shares of each Series X-1 and Series X-2 of the

Company’s preferred stock have been reserved, respectively, for issuance upon exercise of the respective Subsidiary Plans’ options in the event of certain potential liquidation events of the Company. Based upon the provisions of the Subsidiary Plans’ option exercises into the Company’s preferred stock, the Company has determined that these options should be accounted for as liability classified awards.

2013 Stock Option and Grant Plan — In November 2013, WPHI adopted the Wind Power Holdings, Inc. 2013 Stock Option and Grant Plan (“the 2013 WPHI Plan”). This plan provides for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants and directors of the Company. 4,000,000 shares of WPHI common stock are authorized for issuance under the 2013 WPHI Plan. The Company reviewed the guidance at ASC 718 and has classified the grants as equity awards.

In connection with the adoption of the 2013 WPHI Plan, the Board of Directors and stockholders of WPHI authorized the termination of the Wind Power Holdings, Inc. 2008 Equity Incentive Plan, the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan, and the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan, to be effective upon completion of certain exchange offers and recapitalizations. Options which are outstanding under the Wind Power Holdings, Inc. 2008 Equity Incentive Plan will remain outstanding under the terms of the applicable option agreements and such plan, but no further grants will be made under such plan. Options which are outstanding under the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan, and the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan and not tendered for exchange by the holders thereof were automatically converted to options to purchase WPHI common stock under the 2013 WPHI Plan as part of the merger of Utility Scale into Northern and the recapitalization of Northern.

The Company calculates the fair value of stock-based payment awards on the date of grant for equity awards and as of each reporting period for liability awards until a measurement date is established for such awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Option pricing model input assumptions such as expected term, expected volatility, risk-free interest rate, dividend rate, and the fair value of the Company’s, or as applicable the Subsidiary’s, common stock impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. The Company uses the simplified method for estimating expected term representing the midpoint between the vesting period and the contractual term. The Company estimates volatility based on the historical volatility of a peer group of publicly-traded companies. The risk-free interest rate is the implied yield currently available on U.S. treasury zero-coupon issues with a remaining term equal to the expected vesting term. Estimated forfeitures are adjusted over the requisite service period based on the extent to which actual forfeitures differ from estimated forfeitures.

Effective on January 1, 2014, all options in the Subsidiary Plans automatically converted to options in the 2013 WPHI Plan on a value-for-value basis. At such time the Company considered the modification of such awards in accordance with ASC 718 and concluded that such transaction modified the Subsidiary Plan awards from liability accounting to equity treatment in nature. As such, as of such date, the measurement date for these awards was established and they would be accounted for as equity awards on a prospective basis. Awards that had originally been issued under the 2008 Plan, exchanged into options under the Subsidiary Plans, and then to the 2013 WPHI Plan, retained their original grant date fair value for purposes of calculating share-based compensation expense. The comparison of the fair value of the awards immediately before and after the modification resulted in the determination that no additional compensation expense was realized. Effective at such time the Company reclassified any values presented as liabilities for stock-based compensation to additional paid-in capital.

In November 2013 option holders of the Subsidiary Plans were granted an offer to exchange their awards for awards in the 2013 WPHI Plan receiving a lesser number of options than they would have received on the value-for-value basis, but at a lower exercise price as had been established in November 2013. Such exchange closed on January 28, 2014, and option holders who did not accept the exchange retained the value-for-value options that had converted on January 1, 2014. At such time the Company considered the fair value of such awards immediately before and after the closing of such exchange and determined that there was no additional compensation expense.

In March 2014, the TSX informed the Company that it would be required to reprice the options issued in January 2014 upon completion of the option exchange described above, so that the exercise price for such options would be equal to the price per equity security sold in the private placement. The Board of Directors of the Company determined effective the end of March 2014 that it would reprice these options as required by the TSX and as permitted by the option exchange documents, but would not modify the number of shares issued to employees. The Company considered the fair value of such awards immediately before and after such repricing and determined that there was no additional compensation expense.

At March 31, 2014, both the Northern 2011 Plan and the Utility Scale 2011 Plan no longer existed and all outstanding options were converted as described above. Therefore, at March 31, 2014, the Company did not have a liability for the fair value of the Subsidiary Plans’ outstanding options. Such liability was reclassed to additional paid-in capital in January 2014.

At March 31, 2014, the Company had reserved 4,000,086 shares of common stock for both future exercise of outstanding stock options and shares available for future option grants.

A summary of the stock option activity under the 2008 Plan for the three months ended March 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding — December 31, 2013	55	$89.84	2.90 years	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Exchanged	—	—

Outstanding — March 31, 2014	55	$89.84	2.66 years	$—

Exercisable — March 31, 2014	55	$89.84	2.66 years	$—

Shares vested and expected to vest March 31, 2014	55	$89.84	2.66 years	$—

The aggregate intrinsic value in the table above represents the difference between the estimated fair value of common stock and the exercise price of outstanding, in-the-money stock options. In all periods presented, the estimated fair value of common stock was less than the exercise price of the options.

A summary of the stock option activity under the Northern 2011 Plan for the three months ended March 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding — December 31, 2013	1,938,094	$1.45	3.49 years	$—
Granted	—
Exercised	—
Canceled	—
Exchanged	(1,938,094)

Outstanding — March 31, 2014	—

At January 2014, all stock options were exchanged for options in the 2013 WPHI plan on a value-for-value basis.

A summary of the stock option activity under the Utility Scale 2011 Plan for the three months ended March 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding — December 31, 2013	2,088,842	$1.98	3.43 years	$—
Granted	—
Exercised	—
Canceled	—
Exchanged	(2,088,842)

Outstanding — March 31, 2014	—

At January 2014, all stock options were exchanged for options in the 2013 WPHI plan on a value-for-value basis.

A summary of the stock option activity under the 2013 WPHI Plan for the three months ended March 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding — December 31, 2013	1,667,725	$1.59	6.91 years	$—
Granted	10,547	$3.36
Exercised	—
Canceled	(2,573)	$1.59
Exchanged	153,367	$3.75

Outstanding — March 31, 2014	1,829,066	$1.78	6.38 years	$3,401

Exercisable — March 31, 2014	586,560	$2.13	5.79 years	$899

Shares vested and expected to vest March 31, 2014	1,661,691	$1.80	6.35 years	$3,063

The aggregate intrinsic value in the table above represents the difference between the grant date fair value of common stock and the exercise price of outstanding, in-the-money stock options.

The weighted-average grant-date fair value of options granted under the 2013 WPHI Plan at grant was $2.21 per share. At March 31, 2014, unrecognized stock-based compensation expense related to non-vested stock options is $1,244, which is expected to be recognized over the weighted-average remaining vesting period of 2.6 years.

The Company estimated the grant-date fair values of stock options granted in the three months ended March 31, 2014, using the Black-Scholes option pricing model and the following assumptions:

2014
Expected volatility	85.1 - 88.3%
Risk-free interest rate	0.9 - 1.5%
Expected life (years)	4.5
Dividend yield	0.0%

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three months ended March 31, 2014 and 2013. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three months ended March 31, 2014 and 2013:

	Three months ended March 31
	2014	2013

Cost of revenue	$25	$15
Sales and marketing	10	7
Research and development	—	14
General and administrative	113	86

Total stock-based compensation expense	148	122
Restructuring	—	55

	$148	$177

The Company modified options held by certain executives as part of separation agreements to fully vest such options as well as extend the contractual terms. For the three months ended March 31, 2013, the Company recognized an additional restructuring expense of $55 reflecting the change in fair value of such options. Such options were exchanged for WHPI options in 2014 and have been classified as equity awards. As such, there will be no additional expense associated with these options.

12.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. The Company contributes 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three months ended March 31, 2014 and 2013 were $44 and $43, respectively.

13.	INCOME TAXES

For the three months ended March 31, 2014, the Company recorded income tax expense of $14 comprised of $11 current expense and $3 deferred expense. Income tax expense for the three months ended March 31, 2013 was $26 comprised of $23 current expense and $3 deferred expense.

As of March 31, 2014, the Company had $111,191 of federal net operating loss carryforwards that expire beginning in 2028, $71,429 of state net operating loss carryforwards that expire from 2014 through 2034, and $1,196 of research and development tax credits that expire beginning in 2028. The amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code. We have not completed a study to assess whether there have been one or more ownership changes since our inception due to the costs and complexities associated with such a study.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of March 31, 2014, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

14.	RELATED-PARTY TRANSACTIONS

In 2013 the Company issued convertible notes to Rockport Capital Partners, Allen & Company, LLC and CWE LLC. These notes were valued collectively at $8,028 which consisted of $4,517 in cash and $3,511 in non-cash ascribed to the conversion of the Series C-1 preferred shares (see Note 8: Debt and Senior Secured Convertible Notes). At March 31, 2014, interest expense for these notes totaled $350 bringing the convertible value of such notes held by those investors to $8,378.

15.	SEGMENT REPORTING

The Company’s segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The performance of the segments is evaluated based upon several factors, of which the primary financial measures are segment revenues, gross profits, and loss from operations. The disaggregated financial results of the segments reflect the allocation of certain functional expense categories consistent with the basis and manner in which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In addition, certain expenses and other shared costs which management does not believe are specifically and directly attributable or allocable to any of the business segments have been excluded from the presented segment contribution margins. The accounting policies of the business segments are the same as those for the consolidated Company. The Company assigns revenues to individual countries based on the customer’s shipment location.

The Company manages its business with the four following segments:

•	Product Sales and Service — Included in this business segment are the Company’s sales of distributed turbines along with related services, other products produced and sold to customers, as well as, in the future the Company’s direct sales of utility-class turbines.

•	Technology Licensing — Included in this business segment is the licensing of packages of the Company’s developed technology.

•	Technology Development — Included in this business segment is the Company’s development of technology for customers.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and IT support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

Unallocated costs and expenses include depreciation and amortization, stock-based compensation, and certain other non-cash charges, such as restructuring and impairment charges.

Revenue by business segments are as follows:

	For the three months ended
	March 31, 2014	March 31, 2013

Product Sales and Services	$13,544	$1,678
Technology Licensing	11	—
Technology Development	201	—

Total	$13,756	$1,678

	For the three months ended
	March 31, 2014	March 31, 2013

Product Sales and Services	$(197)	$(1,303)
Technology Licensing	(432)	(178)
Technology Development	105	—
Shared Services	(2,025)	(1,425)
Unallocated costs and expenses	(356)	(350)

Loss from operations	$(2,905)	$(3,256)

Unallocated costs and expenses consist of:

	For the three months ended
	March 31, 2014	March 31, 2013

Depreciation and amortization	$(178)	$(227)
Stock-based compensation expenses	(148)	(122)
Noncash restructuring charges	—	(50)
Other	(30)	49

Total	$(356)	$(350)

Total business segment assets are as follows:

	March 31, 2014	December 31, 2013

Product Sales and Services	$23,162	$17,583
Technology Licensing	593	1,059
Technology Development	—	274
Shared Services	254	290
Unallocated assets	3,613	8,339

Total	$27,622	$27,545

Unallocated assets consist of the following:

	March 31, 2014	December 31, 2013

Cash	$1,692	$4,236
Other current assets	1	372
Property, plant and equipment, net	185	47
Deferred tax assets	435	2,384
Asset held for sale	1,300	1,300

Total	$3,613	$8,339

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	For the three months ended
	March 31, 2014	March 31, 2013

United States	$511	$884
United Kingdom	2,383	722
Italy	9,011	17
Brazil	1,844	—
Rest of the world	7	55

Total	$13,756	$1,678

For the three months ended March 31, 2014 and 2013, 96% and 47% of revenues, respectively, were recognized from sales outside the United States.

Geographic information about long-lived assets associated with particular regions is as follows:

	March 31,	December 31,
	2014	2013

United States	$3,924	$3,865
Rest of the world	38	80

Consolidated Total	$3,962	$3,945

16.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recent accounting pronouncements and does not expect the adoption of these standards to have a material impact on the consolidated financial statements. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new guidance became effective for reporting periods beginning after December 15, 2012 and is applied prospectively. The Company adopted this guidance in 2013, and the adoption did not have any impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted ASU 2013-11, prospectively, to unrecognized tax benefits that existed on January 1, 2014. This adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

17.	COMMITMENTS AND CONTINGENCIES

On March 31, 2011, the Company entered into an agreement to provide maintenance and repair services for an expected fifteen or more utility-scale wind turbines with a customer. This agreement obligated the Company to provide such services for up to a 12 year period. Since the Company anticipated multiple sales of utility-scale wind turbines under this agreement it created a service infrastructure to support such a deployment. The Company, in fact, has only sold two prototype turbines to this customer resulting in a potential cost to perform this obligation being in excess of expected revenue sources. As a separately priced maintenance agreement, accounting for this contract is under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at the reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability is appropriate. The total liability related to this exposure, as of March 31, 2014, is $441 of which $83 is recorded as a current liability. The agreement was renegotiated in April 2014 and any potential change in the liability will be recorded in the second quarter of 2014.

In 2012, the Company was notified by the DOE of audits of the Company’s incurred cost submissions associated with various contracts the Company has with the DOE. The Defense Contract Audit Agency (“DCAA”) completed its audit of 2003 in November of 2013 and the outcome of this audit did not result in a cost to the Company. The DCAA is currently auditing the years 2004 through 2007 and an external independent audit firm is auditing 2010. These audits are in various stages of completion and although the Company received information requests from the auditors in 2012, substantive audit procedures did not begin until June 2013. During the three months ended March 2014 there has been no activities or inquiries from the DOE regarding these audits, and as such although the Company has not received formal notification that such audits are on hold management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of activity on these audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the quarters ended March 31, 2014 and 2013 was $25 and $56, respectively.

Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

As of March 31, 2014

2014	$197
2015	57
2016	55
2017	4
2018	4
Thereafter	2

Total	$319

18.	SUBSEQUENT EVENTS

Reverse Takeover Transaction — On April 16, 2014, the merger (the “Merger”) contemplated by a Merger Agreement and Plan of Reorganization, dated as of March 31, 2014 (the “Merger Agreement”), by and among Mira III Acquisition Corp. (“Mira III”), Wind Power Holdings, Inc. (“WPHI”), Mira Subco Inc., and Mira Subco LLC was consummated.

Upon the filing of Certificates of Merger with the Secretary of State of the State of Delaware on April 16, 2014 (the “Effective Time”), (i) Mira Subco Inc., a wholly-owned subsidiary of Mira III, merged with and into WPHI, with WPHI as the surviving corporation, and (ii) WPHI merged with and into Mira Subco LLC, a wholly-owned subsidiary of Mira III, with Mira Subco LLC as the surviving entity, as part of an integrated transaction. In connection with the consummation of the Merger, Mira III changed its name to Northern Power Systems Corp. (“NPS Corp”). Also in connection with the Merger, WPHI completed a private placement (the “Private Placement”) of 6,125,000 subscription receipts (the “Subscription Receipts”) on March 17, 2014 for aggregate gross proceeds of CDN$24,500 at a price of CDN$4.00 per Subscription Receipt. Immediately prior to the Effective Time, (i) each Subscription Receipt converted into one share of WPHI common stock (a “WPHI Share”), after the consolidation of WPHI Shares on the basis of one-post consolidated WPHI Share for every 1.557612 pre-consolidated WPHI Shares (the “WPHI Consolidation”) (and ultimately entitling the holder thereof to acquire one NPS Corp Voting Common Share), and (ii) all of WPHI’s outstanding senior secured convertible notes automatically converted into an aggregate of 3,384,755 WPHI Shares.

At the Effective Time: (a) all of the issued and outstanding WPHI Shares held by U.S. residents who are accredited investors were transferred to NPS Corp in exchange for NPS Corp Restricted Voting Common Shares and NPS Corp Voting Common Shares on the basis of 0.72742473 NPS Corp Restricted Voting Common Shares and 0.27257527 NPS Corp Voting Common Shares for every one WPHI Share (the “Exchange Ratio”); (b) all of the issued and outstanding WPHI Shares held by all other WPHI shareholders were transferred to NPS Corp in exchange for NPS Corp Voting Common Shares on the basis of one NPS Corp Voting Common Share for each such WPHI Share; and (c) each holder of an option to purchase WPHI Shares (a “WPHI Option”) outstanding immediately before the completion of the Merger exchanged each such WPHI Option for an option to purchase NPS Corp Voting Common Shares (an “NPS Corp Option”) with such NPS Corp Option having substantially the same terms as the WPHI Option being exchanged, and each such WPHI Option was cancelled. The exercise price for each NPS Corp Voting Common Share underlying the NPS Corp Option is equal to the exercise price per WPHI Share under the WPHI Option in effect immediately prior to the completion of the Merger on a post-WPHI Consolidation basis.

As a result of the completion of the transactions contemplated by the Merger Agreement, there are 22,709,317 NPS Corp Shares issued and outstanding, comprised of 11,447,610 NPS Corp Voting Common Shares and 11,261,707 NPS Corp Restricted Voting Common Shares. Former security holders of WPHI (not including the purchasers of Subscription Receipts) hold 16,224,942 NPS Corp Shares, comprising approximately 4,963,235 NPS Corp Voting Common Shares and 11,261,707 NPS Corp Restricted Voting Common Shares. Former shareholders of Mira III hold 359,375 NPS Corp Voting Common Shares. Purchasers of the Subscription Receipts hold 6,125,000 NPS Corp Voting Common Shares.

In connection with the Merger, the NPS Corp Voting Common Shares were approved for listing on the TSX. Trading of such shares under the symbol “NPS” commenced on April 22, 2014.

The four largest former shareholders of WPHI, each represented on the board of directors of NPS Corp, have entered into lock-up agreements which prohibit any sales or transfers of NPS Corp Shares for a twelve-month period following the closing of the Merger. These shareholders will be permitted to sell up to 10% of their locked-up shares after six months following the closing of the Merger, and may sell any portion of the remaining 90% of their shares with the consent of Beacon Securities Limited, which was the principal placement agent for the Private Placement. The Company’s executive officers, other directors and each shareholder who is a party to the Investors’ Rights Agreement have entered into a similar lock-up agreement under which they are prohibited from selling or transferring any of their NPS Corp Shares during the three-month period following the closing of the Merger. These shareholders likewise have the right to sell up to 10% of their shares during the lock-up period. After the three-month lock-up period expires, these shareholders will be able to freely trade their NPS Corp shares on the TSX.

Purchasers of Subscription Receipts in the Private Placement and former shareholders of Mira III are not subject to a lock-up period, and are permitted to trade their shares without restriction on the TSX.

The foregoing is only a brief description of the Merger, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is incorporated by reference from Exhibit 10.9 to Amendment No. 2 to WPHI’s Registration Statement on Form 10, filed with the Commission on April 14, 2014.

In accordance with Canadian National Policy 46-201, certain shareholders of NPS Corp (the “Principals”) have entered into an escrow agreement dated April 16, 2014 (the “Escrow Agreement”) with NPS Corp and Equity Financial Trust Company as escrow agent (the “Escrow Agent”). Pursuant to the Escrow Agreement, the Principals have agreed to deposit in escrow their NPS Corp securities (the “Escrowed Securities”) with the Escrow Agent. The Escrowed Securities will be released from escrow as to 25% upon the listing of the NPS Corp Voting Common Shares on the TSX (which occurred on April 22, 2014) and then in equal tranches at six-month intervals over the 18 months following the listing. The Escrowed Securities may not be transferred or otherwise dealt with during the term of the Escrow Agreement unless the transfers or dealings within escrow are: (i) transfers to existing or, upon their appointment, incoming directors or senior officers of NPS Corp or of a material operating subsidiary, with approval of NPS Corp’s Board of Directors; (ii) transfers to a person or company that before the proposed transfer holds more than 20% of NPS Corp’s outstanding voting shares, or to a person or company that after the proposed transfer will hold more than 10% of NPS Corp’s outstanding voting shares and has the right to elect or appoint one or more directors or senior officers of NPS Corp or any material operating subsidiary; (iii) transfers to certain plans or funds established for the benefit of the transferor or his or her spouse, children or parents; (iv) transfers upon bankruptcy to the trustee in bankruptcy or another person or company entitled to the escrow securities on bankruptcy; (v) pledges to a financial institution as collateral for a bona fide loan, provided that upon a realization the securities remain subject to escrow; and (vi) tenders of escrowed securities in a business combination, provided that, if the tenderer is a Principal of the successor corporation upon completion of the business combination, securities received in exchange for tendered escrowed securities are substituted in escrow on the basis of the successor corporation’s escrow classification. The foregoing is only a brief description of the Escrow Agreement, does not purport to be complete and is qualified in its entirety by reference to the Escrow Agreement, a copy of which is filed as Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36317) filed with the Commission on April 23, 2014 and is incorporated by reference herein.

Investors’ Rights Agreement

On April 16, 2014, in connection with the transactions described above, the Company assumed the obligations of Wind Power Holdings, Inc. under the Fifth Amended and Restated Investors’ Rights Agreement (the “Investors’ Rights Agreement”) made and entered into as of April 14, 2014 by and between Wind Power Holdings, Inc. and certain security holders of Wind Power Holdings, Inc. (the “Rights Holders”). Under the Investors’ Rights Agreement, the Rights Holders or their permitted transferees are entitled to rights with respect to the registration under the Securities Act of 1933, as amended (the “1933 Act”) of certain common shares of NPS Corp held by them. These rights include demand registration rights, short-form registration rights and piggyback registration rights. All fees, costs and expenses of underwritten registrations will be borne by the Company and all selling expenses, including underwriting discounts and selling commissions, will be borne by the holders of the shares being registered. The rights under the Investors’ Rights Agreement shall only become effective upon the listing of the Company’s shares on a U.S. national securities exchange. Rights Holders which hold at least 50% of the shares covered by the agreement have the right to require the Company to list the common shares on a U.S. national securities exchange at any time after December 31, 2015.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim financial statements and audited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including those described in this discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and those set forth under “Risk Factors” in the Registration Statement on Form 10 (File No. 001-36317) filed by Wind Power Holdings, Inc., the predecessor to Northern Power Systems Corp. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

We are a growing provider of advanced technology primarily for the wind energy sector. We design, manufacture and service next-generation Permanent Magnet Direct-Drive wind turbines for the distributed wind market, and we license our existing and evolving utility-scale wind turbine platform to large manufacturers on a global basis. We also provide engineering and development services for a wide variety of energy applications, including microgrids, generators, power conversion systems, advanced drive-train development, and wind and marine turbine solutions.

With origins dating back to 1974 and new turbine development starting in 1977, we have almost 40 years of experience in developing advanced, innovative wind turbines, as well as technology for other applications within clean-energy generation. Currently we are focused on commercializing sales of our next generation wind turbines which are built leveraging our Permanent Magnet Direct-Drive technology which is based on a vastly simplified architecture that utilizes a unique combination of a permanent magnet generator and direct-drive design. This revolutionary approach uses fewer moving parts, and we believe it delivers higher energy capture, and provides increased reliability due to reduced maintenance and downtime costs.

Since the introduction of our advanced technology turbines in late 2008, we have sold over 400 distributed wind turbines in a combination of 60kW and 100kW models, and shipped more than 300 of such units which have run for an aggregate of over 5 million hours. We have also manufactured and commissioned two prototype 2.3 MW utility-class wind turbines which have several years of cumulative operation experiencing availability in excess of 95%. We have successfully licensed our utility-class technology, on a non-exclusive basis, to a China-based company, China First Heavy Industries (“CFHI”) and have entered into a strategic partnership with a Brazilian-based company, WEG Equipamentos Elétricos S.A. (“WEG”), although we have yet to recognize significant revenues from the Brazilian partnership. Our Brazilian partnership includes exclusive rights to certain components of our technology in Brazil and non-exclusive rights within the remainder of South America. We also enter into technology development service agreements in the renewable energy sector which include microgrid solutions, energy conversion systems, advanced drive-train development, and general technology in a number of related areas including marine turbine design. We accept these engagements when they provide an opportunity to enhance our intellectual patent portfolio and technical expertise, and when they offer meaningful economic benefits to us.

We began operations in August 2008 after acquiring the wind turbine business of Distributed Energy Systems Corporation, through a bankruptcy transaction. The acquired assets included technology and know-how for the design, manufacture, and marketing for a range of wind turbines from 60 kW to approximately 0.5 MW. Subsequent to the 2008 acquisition, we have invested more than $100 million to develop, manufacture and license our utility-class turbine platform and to expand our distributed wind turbine business.

We originally intended to be a direct manufacturer of utility-class turbines. In 2011, our utility-class business was adversely impacted by the United States Department of Energy’s decision to put our application for support under its 1703 loan guarantee program on indefinite hold. This decision curtailed our ability to have federal loan support to develop a $40 million wind farm in Michigan which would have included 13 of our utility-class turbines. Cancelling the loan guarantee contributed in part to our decision in 2012 to restructure our business and our management team, and recast the strategic direction from manufacturing utility-class turbines to pursuing license and technology development contracts.

Our long-term goal is to be the leading provider of distributed wind turbines globally, and to participate in the utility-class wind turbine market through a combination of niche direct sales and licensing into high-growth regions. The distributed turbine market is a nascent market that we believe we can influence to optimize on our technology. The utility-class market is a large and well established market with dominant players and a generally low rate of growth. However it is generally recognized that certain regions of the world are experiencing significant growth with new local participants driving the expansion. Our licensing strategy, which we have successfully executed in China and Brazil, is to identify likely dominant participants in these markets and create strategic partnerships with these companies. These partnerships include the licensing of our technology and our ability to source turbine components as well as entire turbines from such partners to support our direct sales into niche installations in other parts of the world. Although we believe that we have a unique and competitive technology offering to licensees, the market for licensing wind turbine technology is relatively nascent and our experience in this market is limited, and we therefore may not be successful in entering into future license arrangements. However, we believe this overall business strategy optimizes the value we can create from our core competency in wind turbine technology.

How We Conduct Our Business

We manage our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, other products produced and sold to customers, as well as, in the future our direct sales of utility-class turbines. This business line reflects 99.7% and 100% of our revenues for the three months ended March 31, 2014 and 2013, respectively.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 0.1% of our revenues for the three months ended March 31, 2014. We have not recognized any revenue in this business line during the three months ended March 31, 2013.

•	Technology Development — Included in this business line is our development of technology for customers. For the three months ended March 31, 2014 we have developed technology for certain customers reflecting 0.2% of revenues during the period. We have not recognized any revenue in this business line during the three months ended March 31, 2013.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and IT support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities

We have certain customer segments that are specific to each of our business offerings but we also have customers that see significant value in our ability to bring full suite licensing, development and prototype production of projects and therefore leverage offerings across potentially all of these capabilities.

Our international revenue was $13.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively, representing 96% and 47% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the United States for the foreseeable future. A larger proportion of our revenues were denominated in a currency other than our reporting currency, the United States Dollar, increasing to 66% of total revenues for the three months ended March 31, 2014 from 1% in the same period in 2013. We expect to see an increasing proportion of our revenues denominated in Euros and other non-U.S. Dollar currencies over time as we continue to expand our international sales. We do not currently use any instruments to hedge our currency risk, which could therefore subject our results to variation in performance from the fluctuation of such currencies. In the future, we may consider employing hedging strategies to reduce currency fluctuation risk.

We are headquartered in Barre, Vermont with a European sales headquarters in Zurich, Switzerland.

How We Evaluate Our Operations

In managing our business we use a variety of financial and operational metrics to assess our performance, including:

Order count of our turbine product sales and backlog value of our offerings;

Deferred revenues;

Segment revenue, gross profits, and loss from operations, and;

Adjusted EBITDA.

Order Count and Backlog Value of our Offerings

We track the count and value of turbine product orders executed with our customers during a period, as well as the cumulative balance of backlog for all of our offerings as leading indicators of our revenue performance. We consider an order executed when a contract has been duly signed and a deposit for such contract has been received.

•	Turbine Sales — We determine order value for our turbine backlog as the turbine sale price along with our best estimate of other services expected to be rendered such as shipping, installation and other services to ensure the effective initial operation of the turbine. Our backlog of orders for distributed turbines generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection. We do not include the value of subsequent services such as operations and maintenance support that we might provide for such turbines.

•	Other Product Sales — We track order value of other products that we sell based upon our proprietary technologies in aggregate. Other products include non-turbine products such as maintenance kits, generators, and converters we assemble and sell to customers.

Deferred Revenues

We believe that deferred revenue is a leading indicator of our revenue performance. We present values on our balance sheet as deferred revenue at such time as cash has been collected from our customer and certain aspects of the earnings process have been completed but recognition as revenue has not been achieved in conformity with Generally Accepted Accounting Principles in the United States, or U.S. GAAP. Each of our three customer facing lines typically has deferred revenue balances, including:

•	Product Sales and Services — When sales of our products involve transferring title of the equipment at delivery, which we have determined to be the correct point for recognition of revenue, we present products which have been produced and shipped but not delivered as deferred revenue. We also defer the recognition of revenue for our operations and maintenance services that are performed over a period of time; revenue from such contracts is recognized ratably over the contract period. We present cash values collected from customers of such contracts, net of the related recognized revenue, as deferred revenue.

•	Technology Licensing; and Technology Development — Our license and technology development agreements frequently result in our collection of cash for our delivery of certain milestones, however, such milestones do not reflect the culmination of the earnings process and we therefore present the related cash collections as deferred revenue.

Segment Revenues, Gross Profits, and Loss from Operations

We define segment gross profit as segment revenues less certain direct cost of sales and services. We define segment loss from operations as segment gross profit less operating expenses excluding non-cash items such as depreciation, amortization, impairments, stock based compensation, and/or restructuring charges. We use these profitability measures internally to track our business performance.

Adjusted EBITDA

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, changes in the fair valuation of certain liability classified instruments, and certain other one-time non-cash charges.

Adjusted EBITDA is a key financial measure used by our management and by external users of our financial statements, such as investors, commercial banks and others, to:

•	assess our operating performance as compared to that of other companies in our industry, without regard to financing methods, capital structure or historical cost basis;

•	assess our ability to incur and service debt and fund capital expenditures; and

•	generate future operating plans and make strategic decisions.

Adjusted EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA in the same manner. Some of the limitations in adjusted EBITDA are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not include the impact of stock-based compensation;

•	adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization and stock-based compensation, from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

Because of the aforementioned limitations, you should consider adjusted EBITDA alongside other financial performance measures, including net loss, cash flow metrics and our financial results presented in accordance with U.S. GAAP.

Factors Affecting Our Results of Operations

We believe that the most significant factors that affect our financial performance and results of operations are as follows:

Demand for Renewable Energy and Specifically for Wind Power Energy

Changes in prices of oil, coal, natural gas and other conventional energy sources influence the demand for electricity and for alternative energy sources. Our business expansion and revenue growth has depended, and will continue to depend, on demand for renewable energy, specifically wind power energy products and future growth of the wind turbine market which will be affected by the growth of the global and regional economies, the stability of financial markets and the ability of wind turbine manufacturers to further expand production capacity and reduce manufacturing costs.

Wind Turbine Sales to Customers

We began commercial delivery of our platform of distributed-class wind turbines in 2008. We recognize revenue based on the value of the turbine product when title is transferred assuming all other criteria for revenue recognition have been met.

Consequently, our results of operations have been and will continue to be significantly affected by the number of units of wind turbines we sell and the timing of revenue recognition on such sales at any given period. In addition, since certain of our wind turbine products are sold at different prices and we are developing other models of wind turbines, we expect changes to our product mix will also affect our results of operations and margins.

Government Policies Including Incentives, Tariffs, Taxes and Duties Affecting the Wind Power Sector

Government incentives continue to be one of the main drivers for developing wind energy technology and increasing capacity. Although government support programs differ from country to country, a number of countries have implemented incentive schemes, thus providing various types of subsidies to wind power developers and long- term tariffs. Historically, we and our customers have benefited from fiscal benefits applicable to investments in the wind power industry by state and local governments in the US and Europe. Changes in these policies have affected, and will continue to affect, the investment plans of our customers and us, as well as our business, financial condition, and results of operations.

Currently there are certain feed-in-tariff regimes in Italy and the United Kingdom supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our turbines and our distributed-class turbines are well suited for these installations, our orders for distributed-class turbines have increased in 2013 and 2014 as compared to prior periods. Published information from the United Kingdom indicates that the feed-in-tariff rates may decline by 10% as of October 2014 and 20% in 2015. Italian feed-in-tariff rates will decline by 2% as of January 2015. Recent indications provided by the Italian authorities indicate the feed-in-tariff may be extended until 2020 with an annual decline of 2%, expected to be confirmed in summer 2014. During this period we expect to continue to expand our product offering and sales force to increase our sales in other regions.

Development of the Distributed Wind Market

Applications for distributed energy, and as a subset distributed wind, continue to evolve globally. Many regions of the world have notable proportions of their population with either no access to electrical power or with unstable power access. It is important to the growth of our business to have offerings that are well suited to support such distributed energy needs. We expect to continue to invest in both research and development to refine our distributed-class turbine offerings as well as in our sales force to develop opportunities globally for the sales of our turbines.

International Expansion

We intend to invest in the expansion of our international sales and marketing efforts as we see opportunities for us to expand direct turbine sales, and technology licensing and development offerings. Certain regions are expanding wind power as a source of energy driven either by the natural cost of energy in such regions or by certain incentive regimes. We currently derive a significant proportion of our revenue outside of the United States, and we expect this to continue. We currently intend to increase our sales and marketing investment on targeted regions with strong wind resource within any of Asia, Europe, China, India and Russia.

Pricing of Wind Turbines

Pricing of our wind turbines is principally affected by the overall demand and supply in the wind power equipment industry and by the average wind turbine manufacturing cost. We price our wind turbines with reference to the prevailing market prices when we enter into sales contracts with our customers, taking into consideration our estimated costs and an appropriate expected gross profit margin.

Prices of Raw Materials and Components and Their Availability

Raw materials and components used in the production of our wind turbines are sourced from domestic suppliers as well as international suppliers, and their prices are dependent on various factors in addition to supply and demand. The fluctuations in prices of such raw materials and components and their availability will affect our operating results.

We generally engage two suppliers for each of our major components in order to minimize the dependency on any single supplier. We currently have certain critical components for which we only have a single source supplier but believe that most components and raw materials we require for our production are generally available.

In addition, the primary raw materials used in some of our components include steel and copper. Consequently, the prices we pay to our suppliers for such components may be affected by movements in prices for these raw materials.

Ability to Design and Market Technologically Advanced and Cost-Competitive Turbine Models

Although we have successfully launched our distributed wind turbines, our operating results and future growth depend on our ability to continue to develop and license technologies, and market technologically advanced and cost competitive wind turbines. We expect to continue to optimize the performance of our products under diverse operating conditions such as in low and high temperatures, low wind velocity and coastal areas, as well as reduce the cost of our offerings. Our ability to design and develop new products that meet these changing requirements has been and will continue to be critical to our ability to maintain and increase our installed capacity sold and profitability. As a result, we expect to continue to make significant investments in research and development, particularly with respect to designing and developing more technologically advanced and cost-competitive products and core components.

Our Ability to Source and Manage Working Capital Requirements

Our business operations require significant working capital. Our operating results and future growth depend on our ability to optimize the working capital cycle time and to source adequate working capital commensurate with the size of our business. Some of our suppliers require us to make prepayments in advance of shipment. We have currently started providing our customers with alternative payment options, such as letters of guarantee. Historically, we have managed to optimize our working capital cycle time and to source the required working capital from banks and capital financings.

Seasonality in Our Operations

Wind turbine sales in the regions in which we currently sell our turbines are affected by seasonal variations and the timing of government incentive structures. In order to satisfy the delivery schedules, we manufacture most of our wind turbines during the second and third quarters of each year for delivery and installation in the third and fourth quarters. This schedule is due primarily to the weather conditions which are more favorable in these quarters for installation in northern areas to which we supply most of our wind turbines. We expect that the seasonality will gradually lessen as we obtain more purchase orders for sale of wind turbines in additional geographies.

Investment in People

We intend to invest in hiring and retaining talented employees to grow our business and increase our revenue. As of March 31, 2014, we had approximately 110 full-time employees, an increase of 15 full-time employees, or approximately 16%, from March 31, 2013. We expect to grow headcount for the foreseeable future as we continue to invest in our business. In addition, we must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. GAAP.

On April 16, 2014, the merger (the “Merger”) contemplated by that certain Merger Agreement and Plan of Reorganization, dated as of March 31, 2014 (the “Merger Agreement”), by and among Mira III Acquisition Corp. (“Mira III”), Wind Power Holdings, Inc. (“WPHI”), Mira Subco Inc., and Mira Subco LLC was consummated. Upon the filing of Certificates of Merger with the Secretary of State of the State of Delaware on April 16, 2014 (the “Effective Time”), (i) Mira Subco Inc., a wholly-owned subsidiary of Mira III, merged with and into WPHI, with WPHI as the surviving corporation, and (ii) WHPI merged with and into Mira Subco LLC, a wholly-owned subsidiary of Mira III, with Mira Subco LLC as the surviving entity, as part of an integrated transaction. In connection with the consummation of the Merger, Mira III changed its name to Northern Power Systems Corp. Also in connection with the Merger, WPHI completed a private placement (the “Private Placement”) of 6,125,000 subscription receipts (the “Subscription Receipts”) on March 17, 2014 for aggregate gross proceeds of CDN$24.5 million (US$22.3 million) at a price of CDN$4.00 per Subscription Receipt. Immediately prior to the Effective Time, (i) each Subscription Receipt converted into one share of WPHI common stock (a “WPHI Share”), after the consolidation of WPHI Shares on the basis of one-post consolidated WPHI Share for every 1.557612 pre-consolidated WPHI Shares (the “WPHI Consolidation”) (and ultimately entitling the holder thereof to acquire one NPS Corp common share and (ii) all of WPHI’s outstanding senior secured convertible notes automatically converted into an aggregate of 3,384,755 WPHI Shares. Upon completion of these transactions, our business becomes Mira III’s operating business and our directors and officers became Mira III’s directors and officers. Mira III also succeeded to our status as a reporting company under the Exchange Act pursuant to a Registration Statement on Form 10 (File No. 001-36317) filed with the Securities and Exchange Commission, which will permit us to continue to prepare our financial statements in accordance with U.S. generally accepted accounting principles. Northern Power Systems Corp. common shares are currently listed for trading on the Toronto Stock Exchange under the symbol NPS.

As of March 31, 2014, the parent holding company of our group was Wind Power Holdings, Inc. (“Wind Power Holdings” or “WPHI”). WPHI has one wholly owned subsidiary, Northern Power Systems, Inc. (“Northern”), and Northern has two wholly-owned subsidiaries, Northern Power Systems AG and Northern Power Systems S.r.l. WPHI was formed on August 12, 2008, and Northern was formed on July 14, 2008. WPHI previously had another wholly owned subsidiary, Northern Power Systems Utility Scale, Inc. (“Utility Scale”), which was formed on November 13, 2009. Utility Scale was merged into Northern effective December 31, 2013.

Stock-Based Compensation

In 2011 we completed an options exchange in which employees accepted new, at the money, options to purchase Northern and/or Utility Scale common stock in exchange for certain options that had previously been issued to purchase WPHI common stock, along with additional fair value grants at the subsidiary level. We determined that these options should be accounted for as liability awards, which results in such options, when outstanding, being recorded on our balance sheet at their fair value as of each reporting date.

In November 2013 we adopted the Wind Power Holdings, Inc. 2013 Stock Option and Grant Plan, or the 2013 WPHI Plan. This plan provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants and directors of our company. 4.0 million shares of WPHI common stock were authorized for issuance under the 2013 WPHI Plan and as of March 31, 2014, approximately 1.8 million options were currently outstanding under this plan.

In December 2013, we commenced an offer to holders of options in our subsidiary option plans to exchange them for options to purchase WPHI common stock to be issued under the 2013 WPHI Plan. The exercise price for the newly-issued stock options for holders accepting the exchange offer was equal to the fair market value of WPHI common stock at the date of the closing of the exchange offer. The newly-issued options were vested to the extent that the exchanged options were vested and will terminate on the same date as the exchanged options. This exchange offer closed in January 2014, and was accepted by virtually all option holders. Holders not accepting such exchange had their awards converted at a “value for value” basis to options in the 2013 WPHI plan, and therefore at such time the Northern Power Systems and Northern Power Systems Utility Scale, Inc., 2011 Stock Option Grant Plans were terminated. Effective with these transactions in January 2014 we no longer had any liability awards and we reclassified any values presented as liabilities for stock-based compensation to Additional Paid in Capital.

In March 2014, the Toronto Stock Exchange (the “TSX”) informed us that we would be required to reprice the options issued in January 2014 under the WPHI Plan upon completion of the option exchange described above, so that the exercise price for such options would be equal to the price per equity security sold in our March 2014 private placement, as described below under “Liquidity and Capital Resources — Financing Activities.” Our Board of Directors determined effective the end of March 2014 that they would reprice these options as required by the TSX and as permitted by the option exchange documents, but would not modify the number of shares issued to employees.

In April 2014, Northern Power Systems Corp. adopted the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (the “NPS Corp Plan”). The NPS Corp Plan provides for the grant of incentive stock options, non-statutory stock options, and other types of share awards to our officers, employees, non-employee directors and consultants. 4.0 million common shares are reserved for issuance upon the grant or exercise of awards under this plan.

As a result of the completion of the exchange offer and the repricing of such offer, we have not incurred any significant stock compensation modification charges because the comparison of the fair value of the awards immediately before and after the modification resulted in the determination that no such charge existed.

The fair value of new options granted under the 2013 WPHI Plan increased from $1.59 per share at December 31, 2013, to $1.78 per share at March 31, 2014. Total stock-based compensation expense under this plan for the three months ended March 31, 2014 was $0.2 million, compared with $0 for the three months ended March 31, 2013.

Emerging Growth Company

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted on April 5, 2012. Section 102(b)(1) of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period, and as a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates for new or revised accounting standards for U.S. public companies.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the three months ended March 31, 2014, that were disclosed in the Registration Statement on Form 10 (File No. 001-36317) filed by Wind Power Holdings, Inc., the predecessor to Northern Power Systems Corp.

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Overview

Our general activity during the first quarter of 2014 was primarily focused on: expanding our order backlog of distributed turbines in key European markets, continuing to expand our technology licensing and development business, designing a next generation platform of our distributed class turbine which is projected to reduce our cost of the turbine while increasing energy capture, and increasing the production of our distributed class turbines as well as creating production lines for certain pilot and prototype builds for our licensing customers.

Our general activity during the first quarter of 2013 was primarily focused on: transitioning our distributed turbine sales from the United States to Europe, reducing the cost and increasing the dependability of our distributed-class turbines, and executing certain significant licensing and development contracts.

Revenue, Orders and Deferred Revenue

Total revenues from product sales, license arrangements, and services increased by $11.9 million, or 700%, to $13.6 million for the quarter ended March 31, 2014 from $1.7 million for the quarter ended March 31, 2013. Our overall backlog increased by approximately $27.2 million or 128% to approximately $48.4 million at March 31, 2014 as compared to approximately $21.2 million at March 31, 2013. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the three months ended March 31, 2014 and 2013 is as follows (dollars in millions):

	Three Months Ended March 31,
	2014	2013	Change	% Change
Product Sales and Service	$13.6	$1.7	$11.9	700%
Technology Licensing	—	—	—	—
Technology Development	0.2	—	0.2	100
Shared Service	—	—	—	—

Total	$13.8	$1.7	$12.1	712%

Product Sales and Service

The increase in our product sales and service revenue was primarily attributable to the recognition of the sale of 43 units of our distributed-class turbine sales totaling $11.5 million along with the sale of certain other prototype and pilot products for our customers totaling $1.8 million in the first quarter ended March 31, 2014. Related service revenue totaled $0.3 million. During the first quarter ended March 31, 2013, we recognized revenue on the sale of 4 units of our distributed-class turbines resulting in revenue of $1.4 million along with $0.3 million of related service revenue. There were no sales of non-turbine products during the three months ended March 31, 2013. The increase in turbine sales period over period is reflective of growth in the business as well as the recognition of revenue for certain distributed-class turbines which were delivered just after the end of our 2013 year-end.

During the first quarter ended March 31, 2014, we executed 26 new distributed-class turbine sales orders. During the first quarter ended March 31, 2013, we executed 3 new distributed-class turbine sales orders. Our deferred revenue balance associated with product sales and related service at March 31, 2014 was $4.1 million which is included in the backlog value disclosed above. At December 31, 2013 such balance was $3.6 million.

Technology Licensing Revenue

In the three months ended March 31, 2013 we executed a contract forming a strategic partnership with a partner in Brazil, WEG Equipamentos Elétricos S.A., or WEG, for among other things, the license of our 2.1MW utility-scale wind turbine design and related technology. We did not recognize any revenue associated with this contract in the three months ended March 31, 2014.

or 2013. As of March 31, 2014, $1.7 million of cash collected for the completion of certain milestones associated with our WEG and other license agreements was recorded on our balance sheet as deferred revenue. Our contract with WEG allows for us to ultimately earn $3.4 million in license fees and in excess of $10 million in royalty revenues over time, for the license of our 2.1MW platform exclusively in Brazil and non-exclusively in the rest of South America. Our deferred revenue balance associated with Technology Licensing was $2.1 million as of March 31, 2014 which is included in the backlog value as disclosed above. At December 31, 2013 such balance was $1.7 million.

Technology Development Revenue

Technology development revenue increased by $0.2 million for the three month periods ending March 31, 2014 from $0 in 2013. This increase is attributed to a contract with WEG to develop a 3.3 Mw turbine in 2014. We had no development revenue in 2013. Our deferred revenue balance associated with Technology Development was $0.9 million as of March 31, 2014 which is included in the backlog value as disclosed above. At December 31, 2013 such balance was $0.

Cost of Goods Sold and Cost of Service Revenues

Cost of goods sold and cost of services revenues collectively increased by $10.8 million or 600% in the three months ended March 31, 2014 to $12.6 million as compared to $1.8 million in the three months ended March 31, 2013.

A comparison of our costs of goods sold and cost of services for the three months ended March 31, 2014 and 2013 is as follows (dollars in millions):

	Three Months Ended March 31,
	2014	2013	Change	% Change
Product Sales and Service	$12.0	$1.5	$10.5	700%
Technology Licensing	0.3	0.1	0.2	200
Technology Development	0.1	—	0.1	100
Unallocated	0.2	0.2	—	—

Total	$12.6	$1.8	$10.8	600%

Product Sales and Service Cost of Goods and Costs of Service Sold

The increase in product sales and service cost is primarily attributable to recognition of 43 units of our distributed-class turbine sales along with the sale of certain other prototype and pilot products for our customers in the three months ended March 31, 2014 as compared to 4 distributed-class units and no non-turbine sales in the same period in 2013. Our cost of goods sold was $11.4 million for product sales along with $0.6 million of related service costs for the three months ended March 31, 2014 and $1.2 million for product sales along with $0.3 million of related service costs for the same period in 2013.

Technology Licensing Cost of Service

Technology licensing cost of services for the three month period ended March 31, 2014 increased by $0.2 million to $0.3 million from $0.1 million for the same period in 2013. The increase reflects higher costs associated with increased license technology activity in the three months ended March 31, 2014.

Technology Development Cost of Service

Technology development cost of services for the three month period ended March 31, 2014 increased by $0.1 million to $0.1 million from $0 for the same period in 2013. This increase is related to beginning work on development of a 3.3Mw turbine for WEG.

Unallocated

The costs from unallocated expenses were unchanged at $0.2 million for the three months ended March 31, 2014 and 2013.

Segment Gross Profit (Loss) (dollars in millions)

	Three Months Ended March 31,
	2014	2013	Change	% Change
Product Sales and Service	$1.5	$0.2	$1.3	650%
Technology Licensing	(0.2)	(0.1)	(0.1)	(100)
Technology Development	0.1	—	0.1	100
Unallocated	(0.2)	(0.2)	—	—

Total	$1.2	$(0.1)	$1.3	1,300%

Product Sales and Service

Gross profit from product sales and service for the three months ended March 31, 2014 increased by $1.3 million to $1.5 million compared to $0.2 million for the same period in 2013 principally due to an increase in sales of distributed-class turbines and non-turbine products of $11.8 million partially offset by higher cost of goods sold of $10.5 million in the three months ended March 31, 2014.

Technology Licensing

Gross loss from technology licensing for the three month period ended March 31, 2014 increased by $0.1 million to $0.2 million from $0.1 the same period in 2013. The increase in gross loss is principally due to higher cost of sales in 2014.

Technology Development

Gross profit from technology development for the three month period ended March 31, 2014 increased by $0.1 million to $0.1 million from $0 for the same period in 2013. The increase is principally due to recognition of $0.2 million revenue related to development of a 3.3Mw turbine partially offset by related cost of sales of $0.1 million in 2014.

Unallocated

Unallocated expenses for the three months ended March 31, 2014 remained unchanged at ($0.2) from the same period in 2013.

We do not present gross profit as a U.S. GAAP financial measure in our consolidated statements of operations. We do review a calculation of segment gross profit internally as we review our financial performance, and in such review we exclude certain charges because we believe such charges are not indicative of future performance, including specifically restructuring and impairment charges. Such charges are presented on our U.S. GAAP statements of operations as separately disclosed charges.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $0.1 million or 10% to $1.1 million for the three months ended March 31, 2014 from $1.0 million for the same period in 2013.

The increase in research and development expenses is due in part to a higher proportion of our engineering workforce providing support to manufacturing research and development for the distributed-scale C-platform development technology as compared to the prior period.

Sales and Marketing

Sales and marketing expenses increased by $0.2 million or 33% to $0.8 million for the three months ended March 31, 2014 from $0.6 million during the same period for 2013.

The increase in sales and marketing expenses was driven by a net expansion in sales and marketing resources, with our expansion of European investment more than offsetting declined investment in North America.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million or 47% to $2.2 million for the three months ended March 31, 2014 from $1.5 million during the same period in 2013.

The increase in our general and administrative expenses is primarily explained by an increase of $0.5 million in professional fees and consultant expenses related to the costs of becoming a public company, as well as a $0.1 million increase in compensation and benefits due to increased headcount in corporate departments required to meet expanding business needs.

Asset Held for Sale

On December 12, 2013 the Board of Directors approved a plan to sell our corporate headquarters and production facility located at 23 Pitman Road, Barre, Vermont. We marketed the facility through a real estate broker which initially found three potential purchasers. We believe that effective December 12, 2013, the facility became an asset held for sale based upon the decision by our Board of Directors at such time, as well as meeting the other criteria in ASC 360-10-45-8, Impairment and Disposal of Long-Lived Assets — Other Presentation Matters, Long-Lived Assets Classified as Held for Sale. Therefore, we classified the land, building, and building improvements as well as associated accumulated depreciation from property, plant and equipment to assets held for sale as of March 31, 2014 and December 31, 2013. Based upon the marketing of the facility as well as the indication of value from the currently interested potential buyer, we believe that the current fair value of the facility is $1,300. As of the date of the issuance of these financial statements one interested unaffiliated party has signed a purchase and sale agreement with us to purchase the facility. The potential acquirer is currently performing certain title and environmental reviews. Upon the closing of such sale, we will lease the facility back from the buyer for a five year term. We will have the right to terminate the lease upon at least six months’ prior notice effective at the end of the second, third or fourth year of the lease term. We may relocate to other more suitable production and technology space within the state of Vermont or may remain in the Barre facility for some or all of the duration of the lease term.

Loss from Operations

Our loss from operations decreased by $0.4 million to ($2.9) million for the three months ended March 31, 2014 compared to ($3.3) million for the same period in 2013.

The $0.4 million decrease in our loss from operations for the three months ended March 31, 2014 is principally due to the increase in gross profit of $1.3 million partially offset by increases in consulting and professional fees related to becoming a public company of $0.5 million along with increases in other operating expenses of $0.4 million due to business expansion.

Segment Loss from Operations (dollars in millions)

	Three Months Ended March 31,
	2014	2013	Change	% Change
Product Sales and Service	$(0.2)	$(1.3)	$1.1	84.6%
Technology Licensing	(0.4)	(0.2)	(0.2)	(100)
Technology Development	0.1	—	0.1	100
Shared Service	(2.0)	(1.4)	(0.6)	(42.9)
Unallocated	(0.4)	(0.4)	—	—

Loss from operations	$(2.9)	$(3.3)	$0.4	12.1%

Product Sales and Service

Loss from operations from product sales and service for the three months ended March 31, 2014 decreased by $1.1 million to $0.2 million compared to $1.3 million for the same period in 2013 principally due to the improved gross profits for increased sales partially offset by increased operating expenses.

Technology Licensing

Loss from operations from technology licensing for the three months ended March 31, 2014 increased by $0.2 million to a $0.4 million loss compared to $0.2 for the same period in 2013 principally due to lower gross profit and increased research and development and sales and marketing expenses in the three months ended March 31, 2014.

Technology Development

Income from operations from technology development for the three months ended March 31, 2014 increased by $0.1 million to $0.1 million compared to $0 for the same period in 2013, principally due to higher gross profit from efforts to develop a 3.3 Mw turbine in 2014.

Shared Service

Corporate shared general and administrative costs expenses for the three months ended March 31, 2014 increased by $0.6 million to a $2.0 million compared to $1.4 million for the same period in 2013 principally due to increased expenses of $0.5 million related to the costs of becoming a publicly traded company and in other corporate and shared service expenses of $0.1 million related to business expansion.

Unallocated

The costs from unallocated expenses for the three months ended March 31, 2014 of $0.4 million remained unchanged compared to the same period in 2013.

The table below breaks out the unallocated expenses by category for the periods reported. A reduction in non-cash restructuring charges of $0.1 million were offset by an increase in stock compensation expense of $0.1 million; as a result the balance remained the same.

	Three Months Ended March 31,
	2014	2013	Change	% Change
Depreciation and amortization	$0.2	$0.2	$—	—%
Stock-based compensation	0.2	0.1	0.1	100
Non-cash portion of restructuring charge	—	0.1	(0.1)	(100)

Total charges	$0.4	$0.4	$—	$—%

Other Income (Expense) and Income Tax Expense

Other expense increased by ($0.1) million or 100% to ($0.2) million of other expense for the three months ended March 31, 2014 as compared to ($0.1) million of other expense for the three months ended March 31, 2013. This increase is primarily the result of a ($0.2) million increase in interest expense partially offset by a $0.1 million decrease in the expense related to change in the fair value of the our warrant liability in the three months ended March 31, 2014 when compared to the same period in 2013.

Income taxes remained unchanged at $0 for the three months ended March 31, 2014 and 2013.

Net Loss

Net loss decreased by $0.3 million or 9%, to ($3.1) million for the three months ended March 31, 2014 from a net loss of ($3.4) million for the same period in 2013.

The decrease in our net loss for the three months ended March 31, 2014, is primarily due to the decrease in loss from operations of $0.4 million partially offset by an increase in other expense of ($0.1) million.

Non-GAAP Measures

Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Form 10-Q, however, should be considered in addition to, and not as a substitute for or superior to the comparable measure prepared in accordance with GAAP.

We utilize the non-GAAP measure of Adjusted EBITDA which we define as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, changes in the fair valuation of certain liability classified instruments, and certain other one-time non-cash charges.

Adjusted EBITDA (dollars in millions)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3.1)	$(3.4)
Provision for income tax	—	—
Interest expense	0.2	—
Depreciation and amortization	0.2	0.2
Stock-based compensation	0.2	0.1
Restructuring expense	—	0.1
Change in fair value of warrants	—	0.1

Total noncash addbacks	0.6	0.5

Adjusted EBITDA	$(2.5)	$(2.9)

Adjusted EBITDA was a loss of ($2.5) million for the three months ended March 31, 2014 and ($2.9) million for the same period in 2013. The change in Adjusted EBITDA is primarily attributed to decrease in net loss attributable to higher sales in 2014.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data

	March 31,
	2014	2013
Net loss	$(3.1)	$(3.4)
Net cash used in operating activities	(2.3)	(3.4)
Net cash used in investing activities	(0.2)	(0.1)
Net cash (used in) provided by financing activities	(0.1)	0.7

Cash

Effective March 31, 2014, we had cash of $2.0 million of which $0.3 million was held by a foreign subsidiary.

Our principal source of liquidity has been private sales of convertible preferred stock. From inception to March 31, 2014, we completed four rounds of equity financing through issuance of our convertible preferred stock with total cash proceeds to us of $123.0 million. We also issued convertible notes totaling $6.5 million in two offerings during the year ended December 31, 2013. Proceeds from our financing transactions have been used primarily to fund our operations. With the addition of the funds from the convertible note issuance and the availability of a $6.0 million working capital line of credit as of March 31, 2014 we had adequate funds to support our operations through the second quarter of 2014. With the closure of our capital raise transaction as described below in Financing and the receipt of the proceeds of $22.3 million effective April 16, 2014, we believe that our available cash will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, for at least one year from the date of issuance of these financial statements.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including changes in warrant liability, depreciation and amortization, impairment losses, stock based compensation, and changes in working capital and other activities.

For the three months ended March 31, 2014, net cash used in operating activities decreased by $1.1 million to $2.3 million from $3.4 million for the three months ended March 31, 2013. The decrease in cash used in operating activities for 2014 is primarily due to the effect of changes in working capital resulting in a cash inflow of $1.1 million. Included in the changes in working capital was a $2.2 million increase in unbilled revenues driven by the recognition of revenue for certain distributed-class turbines which were delivered just after the end of our 2013 year-end. This amount was offset by an increase in accounts payable and accrued expenses. Included in the accrued expenses were $1.1 million of rebates related to such unbilled revenues.

Investing Activities

Net cash used in investing activities was $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Cash used in investing activities consisted of purchasing certain equipment required to maintain operations.

Financing Activities

Our primary financing activities through December 31, 2013 consisted of private sales of convertible preferred stock and convertible notes. All of the convertible preferred stock was converted to common stock and additional convertible notes in a recapitalization completed in September 2013. On December 7, 2013, we signed an engagement letter with Beacon Securities Limited (“Beacon”), under which Beacon agreed to act as our agent to complete a private placement offering of our equity securities to raise aggregate gross proceeds of approximately $20 to $25 million. On January 15, 2014, we signed a letter of intent to be acquired by Mira III Acquisition Corp. (“Mira III”), a Canadian capital pool company, in a reverse takeover transaction. On March 17, 2014, we closed on the above-referenced private placement for gross proceeds of $22.3 million. The proceeds were placed in escrow until the closing of the reverse takeover transaction which occurred on April 16, 2014. Upon the closing of the reverse takeover transaction, Mira III changed its name to Northern Power Systems Corp., and the equity securities issued to the private placement investors were automatically exchanged for common shares of Northern Power Systems Corp. Also upon the closing of the acquisition, all of our outstanding common stock was exchanged for common shares of Northern Power Systems Corp., and all of our outstanding convertible notes were converted into common shares of Northern Power Systems Corp. The exchange ratio for the common stock and the conversion ratio for the convertible notes was based upon the price of our securities issued in the above-referenced private placement. The resulting common shares are listed for trading on the Toronto Stock Exchange under the symbol NPS. As a result of the closing of these transactions, as of the issuance of these financial statements our outstanding debt has been reduced to $0.4 million.

For the three months ended March 31, 2014, net cash used in financing activities was $0.1 million compared to net cash provided of $0.7 million for the three months ended March 31, 2013. The change was due to no outstanding borrowings on our working capital line of credit at March 31, 2014 compared to $0.8 million of outstanding borrowings at March 31, 2013. Further, we borrowed and repaid $2.0 million on our working capital revolving line during the three months ended March 31, 2014.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at March 31, 2014 or December 31, 2013.

Contractual Obligations

Our principal debt obligations as of March 31, 2014 consist of convertible notes and a mortgage on our production facility totaling $12.7 million with $12.4 million of these obligations being due during 2014.

Our convertible note obligations total $12.3 million including accrued interest of $0.5 million on March 31, 2014. Interest continued to accrue at an annual rate of 6% until April 16, 2014 at the closing of our reverse takeover transaction which met the automatic conversion criteria contained within the note agreement of an equity financing resulting in aggregate gross proceeds of at least $10.0 million. As such these notes converted with such closing. The convertible notes were collateralized by a pledge of the capital stock of Northern and certain intellectual property of Northern.

Our mortgage on our production facility is with the Vermont Economic Development Authority (VEDA),.The VEDA mortgage is a variable interest rate loan bearing interest of 3.75% as of March 31, 2014 and matures October 6, 2015. As of March 31, 2014, the VEDA obligation required monthly payments of $5 and a final balloon payment in October 2015. The loan is collateralized by the Barre, Vermont property and if we successfully complete the sale of the facility, which is currently expected to close by the end of the second quarter 2014, a portion of such proceeds will be used to pay off the mortgage. There are no early payment penalties on the mortgage.

Comerica Credit Facility

During the fourth quarter of 2013, we had increased our foreign working capital revolving line with Comerica Bank to $6.0 million. The loan agreement with Comerica Bank contains Adjusted EBITDA covenants based upon the combined performance of the merged entities thereafter. This line is guaranteed by the U.S. Export-Import Bank, as well as by WPHI. At March 31, 2014, we had a net maximum supported borrowing base of $4.1 million. We borrowed and repaid $2.0 million during the three months ended March 31, 2014. We borrowed and repaid a total of $2.5 million during the year ended December 31, 2013. The foreign working capital revolving line of credit with Comerica matures on June 30, 2014, and we are actively under negotiations to renew a revised credit facility by such date.

The loan agreement also contains various covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make certain other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets;

•	create or incur certain liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

For the three months ended March 31, 2014, we were in compliance with all covenants under this credit facility. Our MIRA III reverse takeover did not change our bank covenants.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Company as defined by 229.10(f)(1)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Registration Statement on Form 10 (File No. 001-36317) filed with the Securities and Exchange Commission on March 14, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Disclosure of our sale of subscription receipts in a private placement during the quarter ended March 31, 2014 is described in our Current Report on Form 8-K (File No. 000-55184) filed with the Securities and Exchange Commission on April 23, 2014.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Northern Power Systems Corp.
(Registrant)

Date: May 29, 2014	By:	/s/ Troy C. Patton
Troy C. Patton
Chief Executive Officer

Date: May 29, 2014	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Wind Power Holdings, Inc.	10	001-36317	3.1	February 12, 2014

3.2	Amended and Restated Bylaws of Wind Power Holdings, Inc.	10	001-36317	3.2	February 12, 2014

3.3	Articles of Incorporation of the Registrant dated April 14, 2014	8-K	001-36317	3.3	April 23, 2014

4.1	Form of Common Share Certificate of the Registrant	10	001-36317	4.1	May 12, 2014

4.2	Form of Class B Restricted Voting Share Certificate of the Registrant	10	001-36317	4.1A	May 12, 2014

4.3	Fifth Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain of its stockholders dated April 14, 2014	8-K	001-36317	4.4	April 23, 2014

10.1	Merger Agreement by and between Wind Power Holdings, Inc., Mira III Acquisition Corp (now known as Northern Power Systems, Corp), Mira Subco, Inc. and Mira Subco, LLC dated as of March 3, 2014	10	001-36317	10.9	April 14, 2014

10.2	Agency Agreement by and between the Registrant, Mira III Acquisition Corp., Beacon Securities Limited, Cormark Securities Inc. and Canaccord Genuity Corp. dated March 17, 2014.	10	001-36317	10.11	April 14, 2014

10.3	Turbine Design and Development Agreement for 3.3 MW by and between Northern Power Systems, Inc. and WEG Equipamentos Elétricos S.A. dated February 28, 2014	10	001-36317	10.12	May 12, 2014

10.4	Purchase and Sale Agreement dated as of March 5, 2014 by and between Northern Power Systems, Inc. and Malone Properties, Inc.	10	001-36317	10.16	May 12, 2014

31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						*

31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						*

32.1	Chief Executive Officer — Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						**

32.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						**

101.INS	XBRL Instance Document. ***

101.SCH	XBRL Taxonomy Extension Schema Document. ***

101.CAL	XBRL Taxonomy Calculation Linkbase Document. ***

101.DEF	XBRL Definition Linkbase Document. ***

101.LAB	XBRL Taxonomy Label Linkbase Document. ***

101.PRE	XBRL Taxonomy Presentation Linkbase Document. ***

**	Furnished herewith
***	Submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 and (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency for the year ended December 31, 2013 and the three months ended March 31, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.