Form 10-Q
period 2014-06-30
Northern Power Systems Corp.
filed 2014-08-14
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 000-55184

NORTHERN POWER SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1181717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	11,726,878
Class	Outstanding at August 14, 2014

Class B Common Shares, no par value per share	10,989,685
Class	Outstanding at August 14, 2014

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(All amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,394	$4,534
Accounts receivable — net of allowance for doubtful accounts of $88 and $103 at June 30, 2014 and December 31, 2013, respectively	3,535	1,175
Unbilled revenue	2,724	786
Inventories — net (Note 4)	13,568	11,682
Deferred costs	1,506	1,443
Prepaid expenses and other current assets	1,073	1,365

Total current assets	37,800	20,985
Property, plant and equipment - net (Note 6)	1,538	1,414
Intangible assets - net (Note 7)	416	509
Goodwill	722	722
Deferred income taxes (Note 13)	456	2,384
Asset held for sale	—	1,300
Other assets	275	231

Total assets	$41,207	$27,545

The accompanying notes are an integral part of these consolidated financial statements. (Continued)

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(All amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt (Note 8)	$—	$141
Senior secured convertible notes (Note 8)	—	12,107
Accounts payable	3,315	2,148
Accrued expenses (Note 9)	3,962	2,158
Accrued compensation	1,706	2,207
Deferred revenue	6,772	4,221
Deferred income taxes (Note 13)	607	2,532
Customer deposits	6,440	10,917
Liability for stock-based compensation (Note 11)	—	598
Other current liabilities	110	197

Total current liabilities	22,912	37,226

Deferred revenue, less current portion	1,491	1,163
Long- term debt, less current portion (Note 8)	—	300
Other long-term liability (Note 17)	289	258

Total Liabilities	24,692	38,947

Commitments and Contingencies (Note 17)
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Voting common shares, no par value - Unlimited shares authorized; 11,454,856 shares issued and outstanding as of June 30, 2014, not authorized as of December 31, 2013.	66,470	—
Class B restricted voting common shares, no par value - Unlimited shares authorized; 11,261,707 shares issued and outstanding as of June 30, 2014, not authorized as of December 31, 2013.	98,880	—
Series X convertible preferred stock, 6,000,000 shares authorized and no shares issued and outstanding as of December 31, 2013, not authorized as of June 30, 2014.	—	—
Common stock, $0.01 par value - 44,000,000 shares authorized; 12,840,187 shares issued and outstanding as of December 31, 2013, not authorized as of June 30, 2014.	—	128
Additional paid-in capital	7,687	139,804
Accumulated deficit	(156,522)	(151,334)

Total Stockholders’ Equity (Deficiency)	16,515	(11,402)

Total Liabilities and Stockholders’ Equity (Deficiency)	$41,207	$27,545

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(All amounts in thousands, except share and per share amounts)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES:
Product	$12,427	$4,073	$25,700	$5,506
License	574	—	585	—
Design service	154	—	355	—
Service	615	233	886	478

Total revenues	13,770	4,306	27,526	5,984

COSTS OF REVENUE AND OPERATING EXPENSES:
Cost of product revenues	10,514	3,712	22,009	4,975
Cost of service revenues	1,060	652	2,131	1,233
Sales and marketing	898	755	1,678	1,328
Research and development	1,077	1,006	2,216	2,011
General and administrative	2,305	1,571	4,481	3,033
Restructuring charges	—	(31)	—	19

Total costs of revenue and operating expenses	15,854	7,665	32,515	12,599

Loss from operations	(2,084)	(3,359)	(4,989)	(6,615)
Change in fair value of warrants	—	724	—	661
Interest income	5	—	5	—
Interest expense	(37)	(111)	(277)	(129)
Other income (expense) - net	67	(4)	102	(25)

Loss before provision for income taxes	(2,049)	(2,750)	(5,159)	(6,108)
Provision for income taxes (Note 13)	15	3	29	29

NET LOSS	$(2,064)	$(2,753)	$(5,188)	$(6,137)

Net loss applicable to common shareholders (Note 2)	$(2,064)	$(3,941)	$(5,188)	$(8,848)
Net loss per common share
Basic and diluted	$(0.10)	$(13.71)	$(0.31)	$(58.21)
Weighted average number of common shares outstanding
Basic and diluted	21,088,589	287,413	16,987,174	151,995

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

(All amounts in thousands except share amounts)

					Voting Common Shares-No Par		Class B Restricted Voting Common Shares-No Par		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE — January 1, 2013	22,376,146	$135,073	15,072	$—	—	$—	—	$—	$6,379	$(137,206)	$4,246
Stock based compensation expense	—	—	—	—	—	—	—	—	369	—	369
Change in the liability classification of stock-based compensation	—	—	—	—	—	—	—	—	266	—	266
April conversion of preferred stock to common stock	(5,531,240)	(34,166)	305,931	3	—	—	—	—	34,163	—	—
Warrant conversion	2,734,390	3,095	—	—	—	—	—	—	—	—	3,095
September automatic conversion of preferred stock to common stock	(18,329,219)	(86,907)	6,099,066	61	—	—	—	—	86,846	—	—
Series C-1 conversion to senior secured convertible notes	(1,250,077)	(17,095)	6,420,118	64	—	—	—	—	11,781	—	(5,250)
Net loss	—	—	—	—	—	—	—	—	—	(14,128)	(14,128)

BALANCE — December 31, 2013	—	—	12,840,187	128	—	—	—	—	139,804	(151,334)	(11,402)
Stock based compensation expense	—	—	—	—	—	—	—	—	602	—	602
Reclassification of stock-based compensation liability to equity	—	—	—	—	—	—	—	—	598	—	598
Effect of reverse take over	—	—	(12,840,187)	(128)	4,306,076	43,703	8,893,486	90,260	(133,937)	—	(102)
Common stock issued at $3.64, net of costs	—	—	—	—	6,125,000	19,042	—	—	620	—	19,662
Conversion of senior secured convertible notes to common stock	—	—	—	—	1,016,534	3,700	2,368,221	8,620	—	—	12,320
Proceeds from exercise of stock options	—	—	—	—	7,246	25	—	—	—	—	25
Net loss	—	—	—	—	—	—	—	—	—	(5,188)	(5,188)

BALANCE — June 30, 2014	—	$—	—	$—	11,454,856	$66,470	11,261,707	$98,880	$7,687	$(156,522)	$16,515

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(All amounts in thousands)

	For the six months ended
	June 30, 2014	June 30, 2013
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(5,188)	$(6,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	(661)
Provision for inventory obsolescence	93	48
Provision for doubtful accounts	(88)	1
Stock-based compensation expense	602	179
Depreciation and amortization	569	537
Noncash restructure charges	—	19
Deferred income taxes	3	7
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(4,209)	356
Other current and noncurrent assets	247	(299)
Inventories	(1,979)	(1,338)
Deferred costs	(63)	707
Accounts payable	1,167	(4)
Accrued expenses	1,498	386
Customer deposits	(4,477)	1,018
Deferred revenue and other short term liabilities	2,791	(185)
Other liabilities	30	(73)

Net cash used in operating activities	(9,004)	(5,439)

INVESTING ACTIVITIES:
Proceeds from sale of property	1,218	—
Purchases of property and equipment	(600)	(71)

Net cash provided by (used in) investing activities	618	(71)

FINANCING ACTIVITIES:
Proceeds from private placement equity financing, net	19,662	—
Proceeds from exercise of stock options	25	—
Proceeds from issuance of convertible debt	—	4,525
Debt principal payments	(441)	(62)

Net cash provided by financing activities	19,246	4,463

Change in cash and cash equivalents	10,860	(1,047)
Cash and cash equivalents - beginning of the period	4,534	4,456

Cash and cash equivalents - end of the period	$15,394	$3,409

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$26	$22

Income taxes paid	$15	$12

Noncash financing activity:
Settlement of stock-based compensation liability awards with equity awards	$598	$—

Conversion of debt to equity	$12,320	$—

Issuance of options to placement agents	$620	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AS OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 and 2013

(Amounts in thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

The Company, as defined below, is a provider of advanced technology for the renewable energy sector. It designs, manufactures and services next-generation Permanent Magnet Direct-Drive (PM/DD) wind turbines for the distributed wind market, and licenses existing and evolving utility-scale wind turbine platforms to large manufacturers on a global basis. The Company also provides engineering and development services for a wide variety of renewable energy applications.

The Company’s headquarters are in Barre, Vermont, and it has a sales office in Zurich, Switzerland.

As of December 31, 2013, the parent holding company of the group was Wind Power Holdings, Inc. (“WPHI”), which had a wholly owned subsidiary, Northern Power Systems, Inc. (“Northern”). Northern has two wholly-owned subsidiaries, Northern Power Systems AG and Northern Power Systems Srl. WPHI was formed on August 12, 2008, and Northern was formed on July 14, 2008. WPHI previously had another wholly owned subsidiary, Northern Power Systems Utility Scale, Inc. (“Utility Scale”), which was formed on November 13, 2009. Utility Scale was merged into Northern effective December 31, 2013.

On April 16, 2014, Northern Power Systems Corp. completed a reverse takeover (“RTO”) transaction pursuant to a Merger Agreement and Plan of Reorganization dated as of March 31, 2014 (the “Merger Agreement”), between Northern Power Systems Corp. (formerly Mira III Acquisition Corp., a Canadian capital pool company (“Mira III”)), WPHI, Mira Subco Inc., and Mira Subco LLC. Under the Merger Agreement, Mira Subco Inc., a wholly-owned subsidiary of Mira III, merged with and into WPHI, with WPHI as the surviving corporation, and WPHI merged with and into Mira Subco LLC, a wholly-owned subsidiary of Mira III, with Mira Subco LLC as the surviving entity, as part of an integrated transaction. In connection with the RTO, all of the equity securities of WPHI were exchanged for common shares of Mira III. Following the completion of the transaction, Mira III changed its name to Northern Power Systems Corp. (“NPS”). NPS Corp. and its subsidiaries or WPHI and its subsidiaries as applicable are referred to herein as the “Company.” The foregoing is only a brief description of the RTO, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is included in Exhibit 10.9 to Amendment No. 2 to WPHI’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 14, 2014.

Since the stockholders of WPHI received the majority of the voting shares of NPS, the Merger was accounted for as a RTO whereby WPHI was the accounting acquirer (legal acquiree) and NPS was the accounting acquiree (legal acquirer) under reverse takeover accounting. The balance sheets consist of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer which approximate fair value. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the legal acquirer from the date of the merger.

Under accounting principles generally accepted in the United States (“U.S. GAAP”), the Merger, as described, is considered to be a capital transaction in substance, rather than a business combination. The Merger is equivalent to the issuance of stock by WPHI for the net monetary assets of NPS accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Merger was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, NPS, are those of the legal acquiree, WPHI, which is considered to be the accounting acquirer.

Liquidity — The Company disclosed a going-concern uncertainty for its year ended December 31, 2013 consolidated financial statements. Management believes that, with the completion of its equity capital raise on April

16, 2014 the Company has adequate capital to fund operations for at least one year from the date of issuance of these financial statements. As described in Note 10, the Company closed a private equity placement in connection with the RTO. The private placement provided gross proceeds of CDN$ 24,500 (USD$ 22,273) which were received on April 16, 2014. We believe that the receipt of the private placement proceeds has mitigated the previously reported going concern uncertainty.

Basis of Presentation-The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2013 consolidated financial statements and related notes included in the Registration Statement on Form 10 (File No. 001-36317) filed by WPHI. The consolidated balance sheet as of December 31, 2013 and the condensed consolidated statement of changes in stockholders’ deficiency for the year ended December 31, 2013 were derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2014.

2.	NET LOSS PER SHARE

Basic loss per share is determined by dividing loss attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share were determined by dividing loss attributable to common stockholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the three and six months ended June 30, 2014 and 2013, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of net loss attributable to common stockholders and of basic and diluted net loss per share are as follows:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic earnings per share calculation:
Numerator
Net loss	$(2,064)	$(2,753)	$(5,188)	$(6,137)
Series A preferred stock dividends	—	(605)	—	(1,301)
Series B preferred stock dividends	—	(476)	—	(1,172)
Series C preferred stock dividends	—	(107)	—	(238)

Net loss attributable to common stockholders	$(2,064)	$(3,941)	$(5,188)	$(8,848)

Denominator
Weighted average common shares outstanding- basic and diluted	21,088,589	287,413	16,987,174	151,995

Net loss per share- basic and diluted	$(0.10)	$(13.71)	$(0.31)	$(58.21)

As described in Note 10, the Company completed a reverse stock split effective April 14, 2014. As such, the SEC’s Staff Accounting bulletin (“SAB”) 4c required the Company to retrospectively present and disclose the reverse stock split as if it were effective at each period presented. As a result, all share and per share data have been retroactively adjusted to give effect to this reverse stock split.

The following potentially dilutive securities were excluded from the calculation of diluted weighted average shares outstanding because they were considered anti-dilutive. Preferred shares were convertible to common stock in the ratio of 1 share of common stock for every 11.609 shares of preferred stock. All of the outstanding preferred stock was converted to common stock during 2013:

	June 30, 2014	June 30, 2013
Common stock options	2,477,374	11
Convertible preferred stock	—	1,451
Convertible preferred stock warrants	—	415

Total common stock equivalents	2,477,374	1,877

As described in Note 10 the Company has 367,500 placement agent options outstanding. In addition, as described in Note 11, the Company has 2,073,936 and 35,938 options outstanding related to the 2014 NPS and the Mira III plans, respectively. Such options are considered to be potentially dilutive securities.

3.	FAIR VALUE MEASUREMENTS

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable and debt. The carrying amounts of cash, accounts receivable and accounts payable, as of June 30, 2014 and December 31, 2013, approximate fair value due to their short-term nature and are classified within Level 1 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents consist of principally FDIC insured certificates of deposits.

Debt and Senior Secured Convertible Notes — The carrying values of the Company’s non-convertible debt approximate fair value. This is explained by the market value interest rates on such debt and the relatively low outstanding debt balances. In April 2014, as part of the reverse takeover, the Company’s Senior Secured Convertible Notes were converted to common shares at the face value of the notes plus accrued interest, which equaled carrying value, at the then current share price. This supported a fair value equal to carrying value because the note holder received common shares with a fair value equal to the carrying value of the notes. Furthermore, the share price was determined through offers to buy and sell shares on a public equity exchange. The fair value as of December 31, 2013, was calculated via a Probability Estimated Weighted Return Method (PWERM) which utilized the Company’s current overall valuation. The PWERM (Level 3) applied a range of probabilities to a set of possible outcomes and attributed a value applicable to the Senior Secured Convertible Notes and to the common stock (the only other material equity interest in the Company at that time) in the event of each outcome. The Company determined that the PWERM was the most reliable approach given the complexity of the terms of the Senior Secured Convertible Notes, which could participate in any distribution as a holder of a liquidation preference or an equity participant, depending on the circumstances. The probabilities and weightings used in the analysis were based on management’s views of the opportunities available to the Company at that time for raising capital required to meet its plans, as well as a review of the outcomes to the Senior Secured Convertible Notes and common stock that would result from the selected scenarios. The PWERM was readily applicable to scenarios that resulted in immediate returns to the equity owners, so for those scenarios that would result in a continuing illiquid interest in the common stock, the option price method (or OPM) was employed. This combination of the OPM with the PWERM is sometimes referred to as a hybrid valuation method. The OPM treated the common stock interest as a “call option” on the Company’s overall enterprise value, determining the residual value to the common stock in the event that the Company was successful enough to satisfy the obligations due on the senior securities – in this case the holders of the Company’s Senior Secured Convertible Notes.

Fair value of the Company’s debt as of December 31, 2013 follows:

	Fair Value	Carrying Value
Senior Secured Convertible Notes - Mature in less than 1 Year	$17,712	$12,107
Current maturities of long-term debt	141	141
Long-term debt	300	300

Total	$18,153	$12,548

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

Effective December 12, 2013, the Company’s Barre, Vermont facility became an asset held for sale. Based upon the marketing of the facility as well as the indication of value from a potential buyer, the Company believed that the current fair value of the facility was $1,300 at December 31, 2013. As of the measurement date, the Company calculated an asset held for sale loss by taking the difference between the fair value and the carrying value of the building along with the estimated direct costs of a sale transaction which resulted in a loss of $768 in the fourth quarter of 2013. Due to the use of significant unobservable inputs to determine fair value this value falls within Level 3 of the fair value hierarchy at December 31, 2013. The Barre, Vermont facility was sold in June 2014 and is no longer disclosed on the balance sheet as an asset held for sale.

4.	INVENTORIES

Inventories as of June 30, 2014 and December 31, 2013 consist of:

	June 30, 2014	December 31, 2013
Raw materials	$3,342	$2,511
Work in process	2,253	1,124
Finished goods	8,385	8,610
Allowance for obsolescence	(412)	(563)

Total inventory - net	$13,568	$11,682

For the three months ended June 30, 2014 and 2013, the Company recorded no inventory write-down for both periods. For the six months ended June 30, 2014 and 2013, the Company recorded an inventory write-down of approximately $93 and $48, respectively.

5.	RESTRUCTURING

In April 2012, the Company committed to a restructuring plan for its utility-scale wind business, changing the nature of its operations from being primarily a designer and developer of utility scale wind turbines to a provider of licensing and co-development for wind applications and engineering services for other applications. These actions resulted in the reduction of approximately 40% of the Company’s total headcount and the closure of a manufacturing facility. The restructured business continued to operate in the Utility Scale legal entity through December 31, 2013, after such date it transitioned to operate within Northern with the merger of those two subsidiaries effective on such date. In association with this restructuring, during the six months ended June 30, 2014 and 2013, the Company recorded restructuring charges in the aggregate amount of $0 and $19, respectively, as detailed in the table below. Workforce-related activity includes stock compensation charges for certain modifications made to executive option grants as part of the restructuring. These options were accounted for as liability awards and marked to market though the statement of operations for subsequent changes in fair value for such time as they were liability in nature. These awards were exchanged for awards determined to be equity classification at January 1, 2014. As such there will be no additional expense associated with these options and the accrued liability of $246, which was classified as a stock based compensation liability, was reclassified to additional paid-in capital.

	Activity for the six months ended June 30, 2014
	Balance December 31, 2013	Expense	Equity Award Exchange	Balance June 30, 2014
Workforce - related	$246	$—	$(246)	$—

	$246	$—	$(246)	$—

	Activity for the six months ended June 30, 2013
	Balance December 31, 2012	Expense	Utilization	Balance June 30, 2013
Workforce-related	$198	$19	$(22)	$195

	$198	$19	$(22)	$195

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at June 30, 2014 and December 31, 2013 consist of:

	June 30, 2014	December 31, 2013
Leasehold improvements	$65	$30
Machinery and equipment	1,856	1,710
Patterns and tooling	1,175	880
Office furniture and equipment	424	424
Information technology equipment and software	1,273	1,149
Field service spare parts	121	121

	4,914	4,314
Less accumulated depreciation	(3,376)	(2,900)

Total property, plant and equipment	$1,538	$1,414

Depreciation expense was $344 and $476, for the three months and six months ended June 30, 2014, respectively. Depreciation expense was $284 and $444, for the three months and six months ended June 30, 2013, respectively.

On December 12, 2013 the Board of Directors of the Company approved a plan to sell its corporate headquarters and production facility located at 29 Pitman Road, Barre, Vermont. The Company marketed such facility through a real estate broker which initially found three potential purchasers. The Company believes that effective December 12, 2013, the facility became an asset held for sale based upon the decision of the Company’s Board of Directors at such time, as well as meeting the other criteria in Accounting Standards Codification (“ASC “) 360-10-45-8, Impairment and Disposal of Long-Lived Assets – Other Presentation Matters – Long-Lived Assets Classified as Held for Sale. Therefore the Company had classified the land, building, and building improvements as assets held for sale as of December 31, 2013. Based upon the marketing of the facility, the building was sold for $1,300. In June 2014 the sale transaction closed and the Company leased the facility back from the buyer for up to a five year term. The Company has the right to terminate the lease upon at least six months’ prior notice effective at the end of the second, third or fourth year of the lease term. As such the Company considers the lease to be an operating lease in accordance with ASC 840. The Company may relocate to other more suitable production and technology space within the state of Vermont or may remain in the Barre facility for some or all of the duration of the lease term. See Note 17: Commitments and Contingencies for further details on this topic.

7.	INTANGIBLE ASSETS

Intangible assets consist of:

	June 30, 2014
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Period
Core technology	2.2 years	$978	$(605)	$373
Trade name	3.2 years	89	(46)	43

		$1,067	$(651)	$416

	December 31, 2013
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year

Core technology	2.7 years	$978	$(518)	$460
Trade name	3.7 years	89	(40)	49

		$1,067	$(558)	$509

Amortization expense was $46 and $93, for the three months and six months ended June 30, 2014, respectively. Amortization expense was $26 and $93, for the three months and six months ended June 30, 2013, respectively.

8.	DEBT AND SENIOR SECURED CONVERTIBLE NOTES

Debt at June 30, 2014 and December 31, 2013 consists of:

	June 30, 2014	December 31, 2013
VEDA Barre, Vermont facility mortgage	$—	$346
ICC insurance premium loan	—	95

Total debt	—	441
Less current portion	—	(141)

Long-term debt	$—	$300

Senior secured convertible notes, due June 30, 2014	$—	$12,107

Northern assumed mortgage debt with the Vermont Economic Development Authority (VEDA) related to a manufacturing facility in Barre, Vermont. The VEDA mortgage was a variable interest rate loan bearing interest of 3.75%. The loan was collateralized by the Barre, Vermont property. The Company successfully completed a sale of the facility in June 2014 and used a portion of such proceeds to pay off the VEDA mortgage. There were no early payment penalties on the mortgage.

In February 2013, Northern entered into a one year renewal agreement for its foreign working capital revolving line of credit with Comerica Bank. The renewal permitted Northern to borrow up to $4,000, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn.

As of October 23, 2013 the Company increased its foreign working capital revolving line of credit with Comerica to $6,000 to support exports of its distributed-class turbines. Effective with the merger of Utility Scale into Northern at December 31, 2013, the Company’s foreign working capital line of credit was renegotiated with Comerica to allow for the combined business operations to be included.

The foreign working capital revolving line of credit with Comerica was set to mature on June 30, 2014. The Company negotiated a revised credit facility prior to the maturity date in June 2014, whereby the Company renewed the existing foreign working capital revolving credit line with Comerica for the amount of $6,000 and extended the maturity date to June 30, 2015. The renegotiated loan agreement with Comerica contains a financial covenant which requires the Company to maintain unencumbered liquid assets having a value of at least $1,500 at all times.

At June 30, 2014, there were no borrowings and the Company had a net maximum supported borrowing base of $4,216. The Company was in compliance with all covenants under this credit facility in all periods.

The Company closed a $4,525 convertible note offering in April 2013, and then closed a further $2,000 offering in September 2013. In both the April and the September offering, the notes were offered to existing stockholders. Upon the closing of the September offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 preferred stock (Series A, B and C-2 preferred stock were not converted into notes). This non-cash conversion increased total convertible notes outstanding by an additional $5,250.

The convertible notes bore interest at a rate of 6% per annum payable upon maturity or conversion to equity securities. The notes contained a provision by which the outstanding principal and accrued interest on these notes would automatically convert into equity securities issued by the Company in a subsequent “Qualified Financing” (defined as a future equity financing resulting in aggregate gross proceeds of at least $10,000 or any other future equity financing that is approved by the Company and holders of at least 60% of the aggregate principal amount of the convertible notes) at the same price at which the shares issued in the qualified financing are sold. Such a Qualified Financing occurred April 16, 2014 as described in Note 10 Capital Structure. In the event the notes were not converted, as outlined above, the principal balance along with any accrued interest would have become due and payable on June 30, 2014. The convertible notes were collateralized by a pledge of the capital stock of Northern and certain intellectual property of Northern. The Company determined that the embedded equity-linked component did not contain a net settlement provision as defined by ASC 815-10-15-00 and therefore, did not meet the definition of a derivative under ASC 815-10-15-83. As a result, under the guidance at ASC 815-15-25-1 the Company was not required to separate the equity-linked component from the debt host. These convertible notes had the characteristics of conventional debt described in ASC 470-20 as follows: (1) the conversion feature is settled in shares; (2) there is an absence of a cash conversion feature; (3) the note holders cannot obtain shares at below market price; and (4) the issuer must deliver shares upon conversion. Therefore, the Company accounted for these notes as traditional debt recorded at face value upon issuance. Due to the “Qualified Financing” reverse takeover transaction, these notes were converted to equity during the three months ended June 30, 2014.

9.	ACCRUED EXPENSES

Accrued Expenses at June 30, 2014 and December 31, 2013 consist of:

	June 30, 2014	December 31, 2013
Accrued warranties	$1,047	$545
Rebates, allowances and discounts	1,145	12
Other accrued expenses	1,770	1,601

Total accrued expenses	$3,962	$2,158

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended		Six months ended
	June 30		June 30
	2014	2013	2014	2013
Beginning balance	$836	$518	$545	$571
Provisions, net of reversals	328	87	723	94
Settlements	(117)	(65)	(221)	(125)

Ending balance	$1,047	$540	$1,047	$540

10.	CAPITAL STRUCTURE

Reverse Take Over Transaction - On April 16, 2014, WPHI consummated a Merger with NPS (formerly Mira III). Under the Merger Agreement, WPHI exchanged all of its shares of common stock, in the amount of 12,840,187 for NPS common shares. As a result holders of WPHI stock received 3,946,701 voting common shares and 8,893,486 class B restricted voting common shares which are convertible into voting common shares on a one-for-one basis at the option of the holder thereof at any time after July 15, 2014. At the time of the transaction Mira III had 359,375 shares of common shares outstanding which were exchanged on a one-for-one basis for the same number of voting common shares. WPHI’s Senior Secured Convertible Notes with a carrying value of $12,320 were converted into 1,016,534 voting common shares and 2,368,221 class B restricted voting common shares. Finally, the outstanding stock options held by former directors and officers of Mira III and a placement agent from Mira III’s initial public offering were split into 43,125 options.

Since the stockholders of WPHI received the majority of the voting shares of NPS, the Merger was accounted for as a RTO whereby WPHI was the accounting acquirer (legal acquiree) and NPS was the accounting acquiree (legal acquirer) under reverse takeover accounting. The net assets of the combined entity have been included in the balance sheet at June 30, 2014. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the legal acquirer from the date of the merger. NPS has no stated par on its common shares and as such, all of the stated capital value of NPS and Mira III are presented as the resulting common share value of $133,963 in the caption “effect of reverse takeover” on the stockholder equity (deficiency) statement, and was reclassified into common share value. The remaining additional Paid-in Capital (“APIC”) included the accumulation of stock based compensation expense and the difference between the consideration issued to the Mira III shareholders and Mira III’s net liabilities assumed of $1,410. The Company recorded the assets and liabilities of Mira III as follows:

Mira III net liabilities assumed:

Prepaids	$4
Accounts payable and accrued liabilities	(106)

Net liabilities assumed	$(102)

Private Placement-The Company completed a private placement on April 16, 2014, issuing 6,125,000 shares of no stated par value voting common stock at price per share of $3.64 for total gross proceeds, before placement commissions and expenses, of $22,273. The placement agent received cash commissions equal to 6% of the gross proceeds. Such commissions equaled $1,522 and were charged against the gross proceeds. The placement agent also received stock options to purchase shares of the Company’s stock equal to 6% of shares (or 367,500 options) sold in the offering. Such stock options had a fair value of $620 and were fully vested as of April 16, 2014. Each option has an exercise price of $3.64 per share and is exercisable for two years. In calculating the value of the stock options with the Black-Scholes model, the Company assumed (i) a risk free rate equal to the rate of the 2 year treasury prevailing at April 16, 2014, (ii) a volatility of 87.0%, the average of a set of guideline companies determined to be representative of the Company at that time, and (iii) an expected term of 2 year. The Company charged $1,089 of direct legal, accounting and printing fees to the gross proceeds.

New Capital Structure

Common Shares-No Par- In connection with the RTO the Company’s resulting authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of June 30, 2014, there were 11,454,856 voting common shares issued and outstanding and 11,261,707 class B restricted voting shares issued and outstanding. The class B restricted voting shares are convertible into voting common shares on a one-for-one basis at the option of the holder thereof at any time after July 15, 2014. The holders of the class B restricted voting shares are entitled to receive notice of and to attend all meetings of the Company’s shareholders and to vote on all matters properly presented at any such meeting, provided that the holders of the class B restricted voting shares are not entitled to vote for the election or removal of the Company’s directors.

2014 Reverse Stock Split – In conjunction with but prior to the reverse takeover transaction disclosed above, on April 14, 2014, 20,000,075 shares of WPHI common stock issued and outstanding were automatically combined, reclassified and changed into 0.6420084 of one fully paid and non-assessable share of common stock resulting in a post-split total of 12,840,187 shares, without any action on the part of the holder thereof. All shares of common stock issued to any stockholder (including as a result of the conversion of senior secured convertible notes into common stock) were aggregated for the purpose of determining the number of shares of common stock to which such holder was entitled to receive. The effect of this transaction was retrospectively applied to the financial statements presented in this filing, as required by the SEC’s Staff Accounting Bulletin (“SAB”) 4c. As a result, all share and per share data have been retroactively adjusted to give effect to this reverse stock split.

The accounting effect of the 2014 reverse stock split resulted in the par value per share of the Company’s common stock being the same after the reverse stock split. On the effective date, the stated capital on the Company’s consolidated balance sheet attributable to common stock was reduced and the additional paid-in-capital account was increased by the amount of the stated capital reduction.

Capital Structure Prior to the RTO

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

2013 Recapitalization — As presented in Note 8, Debt and Senior Secured Convertible Notes, the Company closed two offerings of convertible notes during 2013. Investors in the September offering also were issued an aggregate of approximately 6.4 million shares of common stock. Upon the closing of this offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 preferred stock. This non-cash conversion increased total convertible notes outstanding by an additional $5,250. The convertible notes bore interest at a rate of 6% per annum payable upon maturity at June 30, 2014 or conversion to equity securities. These notes were set up to automatically convert into equity securities issued by the Company in a subsequent “Qualified Financing” (defined as a future equity financing resulting in aggregate gross proceeds of at least $10,000 or any other future equity financing that is approved by the Company and holders of at least 60% of the aggregate principal amount of the convertible notes). Simultaneously with the convertible note offering described above, all outstanding shares of Series A, Series B and Series C-2 preferred stock, together with all accumulated dividends thereon, were converted into common stock based on an enterprise value of $50,000.

Preferred Stock — Prior to the completion of the RTO, WPHI had 6,000,000 authorized shares of Preferred Stock, of which 3,000,000 were designated as Series X-1 Preferred Stock (“Series X-1 preferred stock”), and 3,000,000 were designated as Series X-2 Preferred Stock (“Series X-2 preferred stock” and together with the Series X-1 preferred stock, the “Series X preferred stock”). Such preferred stock was canceled as part of the completion of the reverse takeover transaction as explained above.

Series A Preferred Stock — WPHI had issued 3,540,000 shares of Series A preferred stock and 14,683 shares of common stock to the founding investors in August 2008 for cash consideration of $17,700, all of which were converted in 2013 to common stock as described above in the section 2013 Recapitalization.

Series B Preferred Stock — WPHI had issued 7,286,232 shares of Series B preferred stock in October and November 2009, at a face amount of $6.00 per share, for aggregate cash consideration of $43,532, net of issuance costs of $185. WPHI had issued an additional 2,121,707 shares of Series B preferred stock in December 2010 for aggregate cash consideration of $12,730 under the same terms as the 2009 offering. All of such Series B Preferred Stock was converted in 2013 to common stock as described above in the section 2013 Recapitalization.

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

Series X Preferred Stock — The Series X-1 preferred stock was reserved for holders of options to purchase common stock of Northern, restricted stock units to acquire common stock of Northern, or common stock of Northern issued under Northern’s 2011 Stock Option and Grant Plan. The Series X-2 preferred stock was reserved for holders of options to purchase common stock of Utility Scale, restricted stock units to acquire common stock of Utility Scale, or common stock of Utility Scale issued under Utility Scale’s 2011 Stock Option and Grant Plan. As a result of the termination of these stock option plans in connection with the option exchange offer described in Note 11, the Company will not be issuing any shares of Series X-1 or X-2 preferred stock. Such stock expired as of April 16, 2014.

Dividend restrictions — The Comerica line of credit prohibits the payment of any dividends without obtaining Comerica’s prior written consent.

Common Stock — Prior to the completion of the RTO, WPHI had authorized 44,000,000 shares of common stock, par value $0.01 per share. None of these shares were outstanding at June 30, 2014 as a result of the RTO.

Investors’ Rights Agreement — In August 2013, certain of WPHI’s investors entered into a Fourth Amended and Restated Investors’ Rights Agreement providing such investors with certain registration and other investment rights at any time prior to the termination of the agreement. The Investors’ Rights Agreement was amended and restated on the closing of the reverse takeover transaction to provide certain former security holders of WPHI (the “Rights Holders”) or their permitted transferees with registration rights under the Securities Act of 1933, as amended, of certain common shares of the Company held by them. These rights include demand registration rights, short-form registration rights and piggyback registration rights. All fees, costs and expenses of underwritten registrations will be borne by the Company and all selling expenses, including underwriting discounts and selling commissions, will be borne by the holders of the shares being registered. The rights under the Investors’ Rights Agreement shall only become effective upon the listing of the Company’s shares on a U.S. national securities exchange. Rights Holders which hold at least 50% of the shares covered by the agreement have the right to require the Company to list the common shares on a U.S. national securities exchange at any time after December 31, 2015.

Voting Agreement — Investors in WPHI previously were party to a Fourth Amended and Restated Voting Agreement providing certain board representation rights, a drag-along right, as well as a right of first refusal and co-sale right in the event stockholders proposed to transfer WPHI stock while the Voting Agreement was in effect. The Voting Agreement was terminated on the closing of the reverse takeover transaction as described above.

11.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

2008 Equity Incentive Plan — In October 2008, WPHI adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants, and directors of the Company. The 2008 Plan, as amended in 2010, has reserved for issuance upon grant or exercise of awards up to 86 adjusted shares of the Company’s common stock. As described below in April 2014 all outstanding options were converted on a value-for-value basis to options in the 2014 NPS Corp Plan.

2011 Subsidiary Stock Option and Grant Plans — In August 2011, the Company’s two then operating subsidiaries adopted new plans. As such, Northern adopted the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan (the “Northern 2011 Plan”) and Utility Scale adopted the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan (the “Utility Scale 2011 Plan,” and together with the Northern 2011 Plan, the “Subsidiary Plans”). The Subsidiary Plans provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants, and directors of the Company. The Subsidiary Plans each reserved for issuance upon grant or exercise of awards up to 3,000,000 shares of such subsidiary’s common stock. In addition, 3,000,000 shares of each Series X-1 and Series X-2 of the Company’s preferred stock had been reserved, respectively, for issuance upon exercise of the respective Subsidiary Plans’ options in the event of certain potential liquidation events of the Company. Based upon the provisions of the Subsidiary Plans’ option exercises into the Company’s preferred stock, the Company had determined that these options should be accounted for as liability classified awards.

2013 Stock Option and Grant Plan – In November 2013, WPHI adopted the Wind Power Holdings, Inc. 2013 Stock Option and Grant Plan (the “2013 WPHI Plan”). This plan provides for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants and directors of the Company. 4,000,000 shares of WPHI common stock were authorized for issuance under the 2013 WPHI Plan. The Company reviewed the guidance at ASC 718 and had classified the grants as equity awards.

In connection with the adoption of the 2013 WPHI Plan, the Board of Directors and stockholders of WPHI authorized the termination of the Wind Power Holdings, Inc. 2008 Equity Incentive Plan, the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan, and the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan, to be effective upon completion of certain exchange offers and recapitalizations. Options which are outstanding under the Wind Power Holdings, Inc. 2008 Equity Incentive Plan would remain outstanding under the terms of the applicable option agreements and such plan, but no further grants will be made under such plan. Options which were outstanding under the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan, and the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan and not tendered for exchange by the holders thereof were automatically converted to options to purchase WPHI common stock under the 2013 WPHI Plan as part of the merger of Utility Scale into Northern and the recapitalization of Northern.

The Company calculates the fair value of stock-based payment awards on the date of grant for equity awards and as of each reporting period for liability awards until a measurement date is established for such awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Option pricing model input assumptions such as expected term, expected volatility, risk-free interest rate, dividend rate, and the fair value of the Company’s or, as applicable, the Subsidiary’s common stock impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. The Company uses the simplified method for estimating expected term representing the midpoint between the vesting period and the contractual term. The Company estimates volatility based on the historical volatility of a peer group of publicly-traded companies. The risk-free interest rate is the implied yield currently available on U.S. treasury zero-coupon issues with a term equal to the expected vesting term. Estimated forfeitures are adjusted over the requisite service period based on the extent to which actual forfeitures differ from estimated forfeitures.

Effective on January 1, 2014, all options in the Subsidiary Plans automatically converted to options in the 2013 WPHI Plan on a value-for-value basis. At such time the Company considered the modification of such awards in accordance with ASC 718 and concluded that such transaction modified the Subsidiary Plan awards from liability accounting to equity treatment in nature. As such, as of such date, the measurement date for these awards was established and they would be accounted for as equity awards on a prospective basis. Awards that had originally been issued under the 2008 Plan, exchanged into options under the Subsidiary Plans, and then to the 2013 WPHI Plan, retained their original grant date fair value for purposes of calculating share-based compensation expense. The comparison of the fair value of the awards immediately before and after the modification resulted in the determination that no additional compensation expense was realized. Effective at such time the Company reclassified any values presented as liabilities for stock-based compensation to additional paid- in capital.

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

In March 2014, the Toronto Stock Exchange (“TSX”) informed the Company that it would be required to reprice the options issued in January 2014 upon completion of the option exchange described above, so that the exercise price for such options would be equal to the price per equity security sold in the private placement. The Board of Directors of the Company determined effective the end of March 2014 that it would reprice these options as required by the TSX and as permitted by the option exchange documents, but would not modify the number of shares issued to employees. The Company considered the fair value of such awards immediately before and after such repricing and determined that there was no additional compensation expense.

Immediately prior to the conversion described below, the Company had reserved 4,000,086 shares of common stock collectively in the 2008 Equity Incentive Plan and the 2013 WPHI Plan for both future exercise of outstanding stock options and shares available for future option grants. As described below in April 2014 all outstanding options were converted on a value-for-value basis to options in the 2014 NPS Corp Plan.

2014 Northern Power Systems Corp. Stock Option and Incentive Plan – In April 2014 and as a result of the reverse takeover transaction, the Company adopted the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (the “2014 NPS Corp Plan”) which reserved 4,000,000 shares of the Company’s voting common stock for both future exercise of outstanding stock options and shares available for future outstanding grants. All options in the 2013 WPHI Plan and the 2008 Equity Incentive Plan were converted on a value-for-value basis to options in the 2014 NPS Corp plan. All other relevant terms and conditions remained the same. At such time the Company considered the modification of such awards in accordance with ASC 718 and concluded that such transaction did not result in additional compensation expense. The Company is accounting for grants under the 2014 NPS Corp Plan as equity awards.

A summary of the stock option activity under the 2014 NPS Corp Plan for the six months ended June 30, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2013	—	—	—	—
Assumed in reverse takeover	1,830,012	$1.78
Granted	247,750	$3.95
Exercised	(59)	$2.59
Canceled	(3,767)	$1.81

Outstanding — June 30, 2014	2,073,936	$2.04	6.22 years	$3,613

Exercisable — June 30, 2014	839,910	$2.38	5.87 years	$1,205

Shares vested and expected to vest June 30, 2014	1,917,206	$2.06	6.20 years	$3,315

The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan at the grant date was $2.34 per share. At June 30, 2014, unrecognized stock-based compensation expense related to non-vested stock options is $1,372 which is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.

The Company estimated the grant-date fair values of stock options granted during the six months ended June 30, 2014, using the Black-Scholes option pricing model and the following assumptions:

2014
Expected volatility	81.0% - 83.0%
Risk-free interest rate	1.05% - 1.54%
Expected life (years)	3.5 - 4.5
Dividend yield	0.0%

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three and six months ended June 30, 2014, respectively. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Cost of revenue	$18	$6	$43	$21
Sales and marketing	11	1	21	8
Research and development	—	10	—	24
General and administrative	425	40	538	126

Total stock-based compensation expense	454	57	602	179
Restructuring	—	(31)	—	24

	$454	$26	$602	$203

In 2012, the Company modified options held by certain executives as part of separation agreements to fully vest such options as well as extend the contractual terms. For the three and the six months ended June 30, 2013 the Company recognized an additional restructuring expense of ($31) and $24, respectively, reflecting the change in fair value of such options. Such options were converted to WPHI options on January 1, 2014 and are accounted for as equity awards. As such, there will be no additional expense associated with these options.

Mira III Stock Option Awards- The former officers and directors of Mira III have 35,936 stock options fully vested as of April 16, 2014 which provide the option to purchase shares of the Company’s common stock at an exercise price of CDN$3.48 per share during a one year expiry period ending on April 16, 2015. A placement agent from a previous offering had also been granted options to purchase 7,187 Mira III common shares which were exercised in April 2014 at an exercise price of CDN$3.48 per share. A summary of the former officers and directors of Mira III option activity for the six months ended June 30, 2014 is as follows:

	Shares	Weighted- Average Exercise Price (CDN)	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value (USD)
Outstanding — December 31, 2013	—	—	—	—
Assumed in Reverse Takeover	43,125	$3.48	1Year	—
Granted	—
Exercised	(7,187)	$3.48
Canceled	—

Outstanding — June 30, 2014	35,938	$3.48	.8 Years	$18

Exercisable — June 30, 2014	35,938	$3.48	.8 Years	$18

Shares vested and expected to vest June 30, 2014	35,938	$3.48	.8 Years	$18

12.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. The Company contributes 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three and six months ended June 30, 2014 were $54 and $99, respectively and $49 and $91 for the three and six months ended June 30, 2013, respectively.

13.	INCOME TAXES

For the three and six months ended June 30, 2014, the Company recorded income tax expense of $15 and $29, respectively, which is comprised of $12 current expense and $3 deferred expense for the three months ended June 30, 2014 and is comprised of $22 current expense and $7 deferred expense for the six months ended June 30, 2014. For the three and six months ended June 30, 2013, the Company recorded income tax expense of $3 and $29, respectively, which is comprised of $0 current expense and $3 deferred expense for the three months ended June 30, 2013 and $22 current expense and $7 deferred expense for the six months ended June 30, 2013.

As of December 31, 2013, the Company had $110,512 of federal net operating loss carryforwards that expire beginning in 2028, $72,307 of state net operating loss carryforwards that expire from 2014 through 2034, and $1,196 of research and development tax credits that expire beginning in 2028. The amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code. The Company has not completed a study to assess whether there have been one or more ownership changes since its inception due to the costs and complexities associated with such a study.

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

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of June 30, 2014, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

14.	RELATED-PARTY TRANSACTIONS

In 2013 the Company issued convertible notes to Rockport Capital Partners, Allen & Company, LLC and CWE LLC. These notes were valued collectively at $8,399 which consisted of $4,765 in cash and $3,634 in non-cash ascribed to the conversion of the Series C-1 preferred shares (see Note 8: Debt and Senior Secured Convertible Notes). In connection with the private placement on April 16, 2014, such notes were automatically converted into 629,061 voting common shares and 1,678,786 class B restricted voting common shares in accordance with the terms of the notes. Interest expense related to such notes was $62 and $47 for the six months ended June 30, 2014 and 2013, respectively.

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

Revenue by business segments are as follows:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Product Sales and Services	$13,042	$4,306	$26,586	$5,984
Technology Licensing	574	—	585	—
Technology Development	154	—	355	—

Total	$13,770	$4,306	$27,526	$5,984

Income (loss) from operations for the business segments and unallocated costs and expenses are as follows:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Product Sales and Services	$434	$(1,046)	$237	$(2,349)
Technology Licensing	121	(234)	(311)	(412)
Technology Development	133	—	238	—
Shared Services	(1,887)	(1,528)	(3,912)	(2,953)
Unallocated costs and expenses	(885)	(551)	(1,241)	(901)

Loss from operations	$(2,084)	$(3,359)	$(4,989)	$(6,615)

Unallocated cost and expenses consist of:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Depreciation and amortization	$(391)	$(310)	$(569)	$(537)
Stock-based compensation expenses	(454)	(57)	(602)	(179)
Noncash restructuring charges	—	26	—	(19)
Other	(40)	(210)	(70)	(166)

Total	$(885)	$(551)	$(1,241)	$(901)

Total business segment assets are as follows:

	June 30, 2014	December 31, 2013
Product Sales and Services	$23,813	$17,583
Technology Licensing	997	1,059
Technology Development	585	274
Shared Services	200	290
Unallocated assets	15,612	8,339

Total	$41,207	$27,545

Unallocated assets consist of the following:

	June 30, 2014	December 31, 2013
Cash	$15,081	$4,236
Other current assets	—	372
Property, plant and equipment, net	75	47
Deferred tax assets	456	2,384
Asset held for sale	—	1,300

Total	$15,612	$8,339

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
United States	$1,269	$580	$1,780	$1,464
United Kingdom	6,406	1,429	8,789	2,151
Italy	2,541	2,297	11,552	2,314
Brazil	2,256	—	4,100	—
Asia	1,296	—	1,296	—
Rest of the world	2	—	9	55

Total	$13,770	$4,306	$27,526	$5,984

For the three and six months ended June 30, 2014 and 2013, 91% and 94% and 87% and 76% of revenues, respectively, were recognized from sales outside the United States.

Geographic information about long-lived assets associated with particular regions is as follows:

	June 30, 2014	December 31, 2013
United States	$2,598	$3,865
Rest of the world	78	80

Consolidated Total	$2,676	$3,945

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company adopted ASU 2013-11, prospectively. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. It also allows an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. The amendments in ASU 2014-08 are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The impact of the adoption of this ASU on the Company’s results of operations, financial position, cash flows and disclosures will be based on its future disposal activity.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, Compensation — Stock Compensation (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not have any performance-based awards outstanding as of the reporting date. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements, however does not expect there to be a material impact at this time.

17.	COMMITMENTS AND CONTINGENCIES

On March 31, 2011, the Company entered into an agreement to provide maintenance and repair services for an expected fifteen or more utility-scale wind turbines with a customer. This agreement obligated the Company to provide such services for up to a 12 year period. Since the Company anticipated multiple sales of utility-scale wind turbines under this agreement it created a service infrastructure to support such a deployment. The Company, in fact, has only sold two prototype turbines to this customer resulting in a potential cost to perform this obligation being in excess of expected revenue sources. As a separately priced maintenance agreement, accounting for this contract is under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at the reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability is appropriate. The agreement was renegotiated in April 2014 and the liability was reduced by $80 in the second quarter of 2014.The total liability related to this exposure, as of June 30, 2014, is $361 of which $72 is recorded as a current liability.

In 2012, the Company was notified by the DOE of audits of the Company’s incurred cost submissions associated with various contracts the Company has with the DOE. The Defense Contract Audit Agency (“DCAA”) completed its audit of 2003 in November of 2013 and the outcome of this audit did not result in a cost to the Company. The DCAA is currently auditing the years 2004 through 2007 and an external independent audit firm is auditing 2010. These audits are in various stages of completion and although the Company received information requests from the auditors in 2012, substantive audit procedures did not begin until June 2013. During the second quarter of 2014 there was limited activity on the 2004 audit although there has been no audit activity related to any other year. Although the Company has not received formal notification that such audits are on hold, management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of activity on these audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the three and six months ended June 30, 2014 was $26 and $51, respectively. Rental expense under these operating lease arrangements for the three and six months ended June 30, 2013 was $56 and $112, respectively. As described in Note 6 the Company has leased its headquarters and production facility back from the buyer for a five year term. The Company can terminate the lease after two years. Therefore, only two years of rental expense are included in the table below.

Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

As of June 30, 2014
2014	$301
2015	402
2016	227
2017	4
2018	4
Thereafter	3

Total	$941

If the Company continues to lease the Barre facility after the two year cancellation period, it would have the following additional annual lease payment obligation: 2016 $172, 2017 $345, 2018 $345 and 2019 $162.

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

We began operations in August 2008 after acquiring the wind turbine business of Distributed Energy Systems Corporation, through a bankruptcy transaction. The acquired assets included technology and know-how for the design, manufacture, and marketing for a range of wind turbines from 60 kW to approximately 0.5 MW. Subsequent to the 2008 acquisition, we have invested more than $135 million to develop, manufacture and license our utility-class turbine platform and to expand our distributed wind turbine business.

Since the introduction of our advanced technology turbines in late 2008, we have sold over 500 distributed wind turbines in a combination of 60kW and 100kW models, and shipped more than 370 of such units which have run for an aggregate of over 5 million hours. We have also manufactured and commissioned two prototype 2.3 MW utility-class wind turbines which have several years of cumulative operation experiencing availability in excess of 95%. We have successfully licensed our utility-class technology, on a non-exclusive basis, to a China-based company,

China First Heavy Industries (“CFHI”) and have entered into a strategic partnership with a Brazilian-based company, WEG Equipamentos Elétricos S.A. (“WEG”), although we have yet to recognize significant licensing and technology development revenues from the Brazilian partnership. Our Brazilian partnership includes exclusive rights to certain components of our technology in Brazil and non-exclusive rights within the remainder of South America. We also enter into technology development service agreements in the renewable energy sector which include microgrid solutions, energy conversion systems, advanced drive-train development, and general technology in a number of related areas including marine turbine design. We accept these engagements when they provide an opportunity to enhance our intellectual patent portfolio and technical expertise, and when they offer meaningful economic benefits to us.

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

How We Conduct Our Business

We manage our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, other products produced and sold to customers, such as power converters, as well as, in the future our direct sales of utility-class turbines. This business line reflects 95% and 97% of our revenues for the three and six months ended June 30, 2014, respectively, and 100% for both the three and six months ended June 30, 2013.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 4% and 2% of our revenues for the three and six months ended June 30, 2014, respectively. We did not recognize any revenue in this business line during the three and six months ended June 30, 2013.

•	Technology Development — Included in this business line is our development of technology for customers. For the three and six months ended June 30, 2014 we have developed technology for certain customers reflecting 1% of revenues for both these periods. We did not recognize any revenue in this business line during the three and six months ended June 30, 2013.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and IT support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

We have certain customer segments that are specific to each of our business offerings but we also have customers that see significant value in our ability to bring full suite licensing, development and prototype production of projects and therefore leverage offerings across potentially all of these capabilities.

Our international revenue was $12.5 million and $25.7 million for the three and six months ended June 30, 2014, respectively, and $3.7 million and $4.5 million for the three and six months ended June 30, 2013, respectively, representing 91% and 94% and 87% and 76% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the United States for the foreseeable future. A proportion of our revenues continue to be denominated in a currency other than our reporting currency, the United States Dollar, decreasing to 18% of total revenues for the three months ended June 30, 2014 as compared to 53% for the same period in 2013; and increasing slightly to 42% of total revenues for six months ended June 30, 2014 as compared to 40% of total revenues for the same periods in 2013. We expect to see an increasing proportion of our revenues denominated in Euros and other non-U.S. Dollar currencies over time as we continue to expand our international sales. We do not currently use any instruments to hedge our currency risk, which could therefore subject our results to variation in performance from the fluctuation of such currencies. In the future, we may consider employing hedging strategies to reduce currency fluctuation risk.

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

Deferred Revenues

We believe that deferred revenue is a leading indicator of our revenue performance. We present values on our balance sheet as deferred revenue at such time as cash has been collected from our customer and certain aspects of the earnings process have been completed but recognition as revenue has not been achieved in conformity with Generally Accepted Accounting Principles in the United States, or U.S. GAAP. Each of our three customer facing lines typically has deferred revenue balances, including:

•	Product Sales and Services — For sales of our products under contracts where title to the products transfers to the customer at the time of delivery, we have determined that the correct timing for recognition of revenue is on delivery. Revenue for products which have been produced and shipped but not delivered under this type of contract is presented as deferred revenue. We also defer the recognition of revenue for our operations and maintenance services that are performed over a period of time; revenue from such contracts is recognized ratably over the contract period. We present cash values collected from customers of such contracts, net of the related recognized revenue, as deferred revenue.

•	Technology Licensing and Technology Development — Our license and technology development agreements frequently result in our collection of cash for our delivery of certain milestones, however, such milestones generally do not reflect the culmination of the earnings process and we therefore present the related cash collections as deferred revenue.

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

Currently there are certain feed-in-tariff regimes in Italy and the United Kingdom supporting the installation and operation of distributed-class wind turbines by offering a guaranteed purchase price for electricity generated from those wind turbines under long-term contracts. Since our turbines and our distributed-class turbines are well suited for these installations, our orders for distributed-class turbines have increased in 2013 and 2014 as compared to prior periods. Published information from the United Kingdom indicates that the feed-in-tariff rates may decline by 10% as of October 2014 and 20% in 2015. Italian feed-in-tariff rates will not change as of January 2015. Recent indications provided by the Italian authorities indicate the feed-in-tariff may be extended until 2020. During this period we expect to continue to expand our product offering and sales force to increase our sales in other regions.

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

International Expansion

We intend to invest in the expansion of our international sales and marketing efforts as we see opportunities for us to expand direct turbine sales, and technology licensing and development offerings. Certain regions are expanding wind power as a source of energy driven either by the cost of energy in such regions or by certain incentive regimes. We currently derive a significant proportion of our revenue outside of the United States, and we expect this to continue. We currently intend to increase our sales and marketing investment on targeted regions with strong wind resource within any of Asia, Europe, China, India and Russia.

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

Investment in People

We intend to invest in hiring and retaining talented employees to grow our business and increase our revenue. As of June 30, 2014, we had 111 full-time employees, an increase of 12 full-time employees, or approximately 12%, from June 30, 2013. We expect to grow headcount for the foreseeable future as we continue to invest in our business. In addition, we must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. GAAP.

On April 16, 2014, the merger (the “Merger”) contemplated by that certain Merger Agreement and Plan of Reorganization, dated as of March 31, 2014 (the “Merger Agreement”), by and among Mira III Acquisition Corp. (“Mira III”), Wind Power Holdings, Inc. (“WPHI”), Mira Subco Inc., and Mira Subco LLC was consummated. Upon the filing of Certificates of Merger with the Secretary of State of the State of Delaware on April 16, 2014 (the “Effective Time”), (i) Mira Subco Inc., a wholly-owned subsidiary of Mira III, merged with and into WPHI, with WPHI as the surviving corporation, and (ii) WPHI merged with and into Mira Subco LLC, a wholly-owned subsidiary of Mira III, with Mira Subco LLC as the surviving entity, as part of an integrated transaction. In connection with the consummation of the Merger, Mira III changed its name to Northern Power Systems Corp. Also in connection with the Merger, WPHI completed a private placement (the “Private Placement”) of 6,125,000 subscription receipts (the “Subscription Receipts”) on March 17, 2014 for aggregate gross proceeds of CDN$24.5 million (US$22.3 million) at a price of CDN$4.00 per Subscription Receipt. Immediately prior to the Effective Time, (i) each Subscription Receipt converted into one share of WPHI common stock (a “WPHI Share”), after the consolidation of WPHI Shares on the basis of one-post consolidated WPHI Share for every 1.557612 pre-consolidated WPHI Shares (the “WPHI Consolidation”) (and ultimately entitling the holder thereof to acquire one NPS Corp common share) and (ii) all of WPHI’s outstanding senior secured convertible notes automatically converted into an aggregate of 3,384,755 WPHI Shares. Upon completion of these transactions, WPHI’s business became Mira III’s operating business and WPHI’s directors and officers became Mira III’s directors and officers. Mira III also succeeded to WPHI’s status as a reporting company under the Exchange Act pursuant to a Registration Statement on Form 10 (File No. 001-36317) filed with the Securities and Exchange Commission, which permits us to continue to prepare our financial statements in accordance with U.S. generally accepted accounting principles. Northern Power Systems Corp. common shares are currently listed for trading on the Toronto Stock Exchange under the symbol NPS.

Under U.S. GAAP, the Merger, as described above, is considered to be a capital transaction in substance, rather than a business combination. That is, the Merger is equivalent to the issuance of stock by Mira III for the net monetary assets of WPHI accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Merger was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under share reverse takeover accounting, the post reverse acquisition comparative historical financial statements are those of the legal acquiree,WPHI, which is considered to be the accounting acquirer.

Stock-Based Compensation

In 2011, we had completed an options exchange in which employees accepted new, at the money, options to purchase Northern and/or Utility Scale common stock in exchange for certain options that had previously been issued to purchase WPHI common stock, along with additional fair value grants at the subsidiary level. We determined that these options should be accounted for as liability awards, which results in such options, when outstanding, being recorded on our balance sheet at their fair value as of each reporting date.

In November 2013, we adopted the Wind Power Holdings, Inc. 2013 Stock Option and Grant Plan, or the 2013 WPHI Plan. This plan provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants and directors of our company. 4.0 million shares of WPHI common stock were authorized for issuance under the 2013 WPHI Plan and no options were outstanding as of June 30, 2014 due to the conversion described below.

In December 2013, we commenced an offer to holders of options in our subsidiary option plans to exchange them for options to purchase WPHI common stock to be issued under the 2013 WPHI Plan. The exercise price for the newly-issued stock options for holders accepting the exchange offer was equal to the fair market value of WPHI common stock at the date of the closing of the exchange offer. The newly-issued options were vested to the extent that the exchanged options were vested and will terminate on the same date as the exchanged options. This exchange offer closed in January 2014, and was accepted by virtually all option holders. Holders not accepting such exchange had their awards converted at a value-for-value basis to options in the 2013 WPHI plan and, therefore, at such time the Northern Power Systems and Northern Power Systems Utility Scale, Inc., 2011 Stock Option Grant Plans were terminated. Effective with these transactions in January 2014 we no longer had any liability awards and we reclassified any values presented as liabilities for stock-based compensation to additional paid-in capital.

In March 2014, the Toronto Stock Exchange (the “TSX”) informed us that we would be required to reprice the options issued in January 2014 under the WPHI Plan upon completion of the option exchange described above, so that the exercise price for such options would be equal to the price per equity security sold in our March 2014 private placement, as described below under “Liquidity and Capital Resources – Financing Activities.” Our Board of Directors determined effective the end of March 2014 that they would reprice these options as required by the TSX and as permitted by the option exchange documents, but would not modify the number of shares issued to employees.

As a result of the completion of the exchange offer and the repricing of such offer, we have not incurred any stock compensation modification charges because the comparison of the fair value of the awards immediately before and after the modification resulted in the determination that no such charge existed.

The fair value of new options granted under the 2013 WPHI Plan increased from $1.59 per share at December 31, 2013, to $1.78 per share at March 31, 2014, at which time the plan was terminated. As described below, in April 2014 all outstanding options in the 2013 WPHI Plan were converted to options in the 2014 NPS Corp Plan. During the three months ended June 30, 2014, shares were granted at an average exercise price of $3.75 per share under such plan. Total stock-based compensation expense for these plans is $454 and $602 and $26 and $203 for the three and six months ended June 30, 2014 and 2013, respectively.

In April 2014, Northern Power Systems Corp. adopted the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (the “NPS Corp Plan”). The NPS Corp Plan provides for the grant of incentive stock options, non-statutory stock options, and other types of share awards to our officers, employees, non-employee directors and consultants. 4.0 million common shares are reserved for issuance upon the grant or exercise of awards under this plan. All shares in the 2013 WPHI Stock Option and Grant Plan and the 2008 Equity Incentive Plan were converted to options in the NPS Corp Plan on a value-for-value basis.

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

We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the three and six months ended June 30, 2014, that were disclosed in the Registration Statement on Form 10 (File No. 001-36317) filed by Wind Power Holdings, Inc., the predecessor to Northern Power Systems Corp.

Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Overview

Our general activity during the second quarter of 2014 was primarily focused on: concluding our capital raise and public listing on the TSX, expanding our order backlog of distributed turbines in key European markets, continuing to expand our technology licensing and development business, building our first prototypes of our next generation platform of our distributed class turbine which is projected to reduce our cost of the turbine while increasing energy capture, and expanding our key leadership resources to expand our sales efforts into new geographies.

Our general activity during the second quarter of 2013 was primarily focused on: transitioning our distributed turbine sales from the United States to Europe, and reducing the cost and increasing the dependability of our distributed-class turbines.

Revenue, Orders and Deferred Revenue

Total revenues from Product Sales and Service, Technology Licensing and Technology Development increased by $9.5 million, or 221%, to $13.8 million for the quarter ended June 30, 2014 from $4.3 million for the quarter ended June 30, 2013. Our overall backlog increased by approximately $7 million or 21% to approximately $41 million at June 30, 2014 as compared to approximately $34 million at June 30, 2013. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the three months ended June 30, 2014 and 2013 is as follows (dollars in millions):

	Three Months Ended
	June 30,
	2014	2013	Change	% Change
Product Sales and Service	$13.0	$4.3	$8.7	202%
Technology Licensing	0.6	—	0.6	100
Technology Development	0.2	—	0.2	100

Total	$13.8	$4.3	$9.5	221%

Product Sales and Service

Product Sales and Service revenue increased by $8.7 million for the three month period ended June 30, 2014 from $4.3 million for the same period in 2013. The increase in our Product Sales and Service revenue was primarily attributed to recognizing increased revenue on higher sales of our distributed-class turbine sales which totaled $10.3 million and an increase in sales of non-turbine products which totaled $2.1 million for the three months ended June 30, 2014. In addition related service revenue totaled $0.6 million for the same period. We recognized revenue on lower sales of our distributed-class turbines which totaled $4.3 million for the three months ended June 30, 2013. There were no sales of non-turbine products for the same period in 2013. The increase in turbine sales period over period is reflective of growth in the business.

During the second quarter ended June 30, 2014, we executed fewer new distributed-class turbine sales orders in comparison to the same period in 2013. Our deferred revenue balance associated with product sales and related service at June 30, 2014 was $4.6 million which is included in the backlog value disclosed above. At December 31, 2013, such balance was $3.6 million.

Technology Licensing Revenue

Technology Licensing revenue increased by $0.6 million for the three month period ended June 30, 2014 from $0 for the same period in 2013. This increase is attributed to recognizing the license fees related to a $0.6 million development agreement entered into in 2013. As of June 30, 2014, $1.7 million of cash collected for the completion of certain milestones associated with our WEG license agreement was recorded on our balance sheet as deferred revenue. Our contract with WEG allows for us to ultimately earn $3.4 million in license fees and in excess of $10 million in royalty revenues over time, for the license of our 2.1MW platform exclusively in Brazil and non-exclusively in the rest of South America. Our deferred revenue balance associated with Technology Licensing was $1.9 million as of June 30, 2014 which is included in the backlog value as disclosed above. At December 31, 2013, such balance was $1.7 million.

Technology Development Revenue

Technology Development revenue increased to $0.2 million for the three month periods ended June 30, 2014 from $0 for the same period in 2013. This increase is attributed to recognizing a small proportion of revenue related to our contract with WEG, to develop a 3.3 MW turbine in 2014 and beyond and other contract technology development. We determined that the contract payment milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. We had no Technology Development revenue in 2013. As of June 30, 2014, $1.2 million of cash collected for certain milestones was recorded as deferred revenue. Our deferred revenue balance associated with Technology Development was $1.8 million as of June 30, 2014 which is included in the backlog value as disclosed above. At December 31, 2013, such balance was $0.

Cost of Goods Sold and Cost of Service Revenues

Cost of goods sold and cost of services revenues collectively increased by $7.2 million or 164% in the three months ended June 30, 2014 to $11.6 million as compared to $4.4 million in the three months ended June 30, 2013.

A comparison of our costs of goods sold and cost of services for the three months ended June 30, 2014 and 2013 is as follows (dollars in millions):

	Three Months Ended
	June 30,
	2014	2013	Change	% Change
Product Sales and Service	$10.9	$3.9	$7.0	179%
Technology Licensing	0.3	0.2	0.1	50
Technology Development	—	—	—	—
Shared Service	0.1	0.1	—	—
Unallocated	0.3	0.2	0.1	50

Total	$11.6	$4.4	$7.2	164%

Product Sales and Service Cost of Goods and Costs of Service Sold

The increase in product sales and service cost is primarily attributed to the recognition of higher sales of our distributed-class turbine and increased sales of non-turbine products for the three months ended June 30, 2014 as compared to the same period in 2013. Our cost of goods sold was $10.2 million for product sales along with $0.7 million of related service costs for the three months ended June 30, 2014 and $3.6 million for product sales along with $0.3 million of related service costs for the same period in 2013.

Technology Licensing Cost of Service

Technology licensing cost of services for the three month period ended June 30, 2014 increased by $0.1 million to $0.3 million from $0.2 million for the same period in 2013. The increase reflects higher costs associated with increased license technology activity in the three months ended June 30, 2014.

Technology Development Cost of Service

Technology development cost of services were unchanged at $0 for the three months ended June 30, 2014 and 2013.

Unallocated

The costs from unallocated expenses for the three month period ended June 30, 2014 increased by $0.1 million to $0.3 million from $0.2 million for the same period in 2013 principally driven by higher depreciation expense related to the projected abandonment of an asset used as service equipment.

Segment Gross Profit (Loss) (dollars in millions)

	Three Months Ended
	June 30,
	2014	2013	Change	% Change
Product Sales and Service	$2.1	$0.4	$1.7	425%
Technology Licensing	0.3	(0.2)	0.5	250
Technology Development	0.2	—	0.2	100
Shared Service	(0.1)	(0.1)	—	—
Unallocated	(0.3)	(0.2)	(0.1)	(50)

Total	$2.2	$(0.1)	$2.3	2,300%

Product Sales and Service

Gross profit from product sales and service for the three months ended June 30, 2014 increased by $1.7 million to $2.1 million compared to $0.4 million for the same period in 2013 principally due to an increase in sales of distributed-class turbines and non-turbine products of $8.7 million partially offset by higher cost of goods sold of $7.0 million in the three months ended June 30, 2014.

Technology Licensing

Gross profit from technology licensing for the three month period ended June 30, 2014 increased by $0.5 million to $0.3 million from a gross loss of $(0.2) million for the same period in 2013. The increase in gross profit is principally due to the $0.6 million increase in revenue from license fees partially offset by $0.2 million higher cost of sales in 2014.

Technology Development

Gross profit from technology development in the three months ended June 30, 2014 increased by $0.2 million to $0.2 million compared to $0 for the same period in 2013. The increase is principally due to recognition of $0.1 million revenue related to development of a 3.3Mw turbine and other contract technology development.

Shared Service

Gross profit (loss) from shared services was unchanged at ($0.1) million for the three months ended June 30, 2014 and 2013.

Unallocated

The gross loss from unallocated expenses for the three month period ended June 30, 2014 increased by $0.1 million to ($0.3) million from ($0.2) million for the same period in 2013, reflecting increased depreciation expense related to the abandonment of an asset used as test equipment.

We do not currently present gross profit as a U.S. GAAP financial measure in our consolidated statements of operations. We do review a calculation of segment gross profit internally as we review our financial performance, and in such review we exclude certain charges from time to time because we believe such charges are not indicative of future performance, including specifically restructuring and impairment charges. Such charges when present are reflected on our U.S. GAAP consolidated statements of operations as separately disclosed charges.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $0.1 million or 10% to $1.1 million for the three months ended June 30, 2014 from $1.0 million for the same period in 2013. The increase in research and development expenses is due in part to a higher proportion of our engineering workforce providing support to manufacturing research and development of our next generation distributed class turbine as compared to the prior period.

Sales and Marketing

Sales and marketing expenses increased by $0.1 million or 13% to $0.9 million for the three months ended June 30, 2014 from $0.8 million for the same period in 2013. The increase in sales and marketing expenses was driven by a net expansion in global sales and marketing resources.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million or 44% to $2.3 million for the three months ended June 30, 2014 from $1.6 million for the same period in 2013. The increase in our general and administrative expenses is primarily explained by an increase of $0.4 million in professional fees and consultant expenses, as well as a $0.3 million increase in compensation and benefits.

Loss from Operations

Our loss from operations decreased by $1.3 million to ($2.1) million for the three months ended June 30, 2014 compared to ($3.4) million for the same period in 2013. The $1.3 million decrease is principally due to the increase in gross profit of $2.2 million partially offset by increases in consulting and professional fees of $0.5 million along with increases in other operating expenses of $0.5 million due to business expansion.

Segment Income (Loss) from Operations (dollars in millions)

	Three Months Ended June 30,
	2014	2013	Change	% Change
Product Sales and Service	$0.4	$(1.0)	$1.4	140%
Technology Licensing	0.1	(0.2)	0.3	150
Technology Development	0.1	—	0.1	100
Shared Service	(1.9)	(1.6)	(0.3)	(19)
Unallocated	(0.8)	(0.6)	(0.2)	(33)

Loss from operations	$(2.1)	$(3.4)	$1.3	38%

Product Sales and Service

Income from operations from product sales and service for the three months ended June 30, 2014 increased by $1.4 million to $0.4 million compared to a loss from operations of ($1.0) million for the same period in 2013 principally due to the improved gross profits from increased sales partially offset by increased operating expenses.

Technology Licensing

Income from operations from technology licensing for the three months ended June 30, 2014 increased by $0.3 million to $0.1 million compared to a loss from operations of ($0.2) million for the same period in 2013 principally due to higher gross profit offset by higher research and development and sales and marketing expenses in the three months ended June 30, 2014.

Technology Development

Income from operations from technology development for the three months ended June 30, 2014 increased by $0.1 million to $0.1 million compared to $0 for the same period in 2013, principally due to higher gross profit from contract technology development services in 2014.

Shared Service

Corporate shared general and administrative costs expenses for the three months ended June 30, 2014 increased by $0.3 million to ($1.9) million compared to ($1.6) million for the same period in 2013 principally due to increased expenses of $0.4 million related to the costs of becoming a publicly traded company.

Unallocated

The costs from unallocated expenses for the three months ended June 30, 2014 were ($0.8) million compared to ($0.6) million for the same period in 2013 principally due to an increase in stock compensation expense of $0.4 million related to new option grants to our board of directors and depreciation expense partially offset by favorable foreign currency translation adjustments of $0.1 million.

The table below breaks out the unallocated expenses by category for the periods reported:

	Three Months Ended June 30,
	2014	2013	Change	% Change
Depreciation and amortization	$0.4	$0.3	$0.1	33%
Stock-based compensation	0.5	0.1	0.4	400
Other	(0.1)	0.2	(0.3)	(150)

Total charges	$0.8	$0.6	$0.2	33%

Other Income (Expense) and Income Tax Expense

Other income decreased by $0.6 million or (100%) to $0 million for the three months ended June 30, 2014 as compared to $0.6 million for the three months ended June 30, 2013. This decrease is primarily the result of a reduction of $0.7 million related to the benefit from the change in the fair value of the our warrant liability partially offset by a decrease in other expense of $0.1 million in the three months ended June 30, 2014 when compared to the same period in 2013.

Income taxes were $0 million for the three months ended June 30, 2014 and 2013.

Net Loss

Net loss decreased by $0.7 million or 25%, to $2.1 million for the three months ended June 30, 2014 from a net loss of $2.8 million for the same period in 2013. The decrease is primarily due to the decrease in loss from operations of $1.3 million partially offset by a decrease in other income of $ 0.6 million.

Non-GAAP Measures

Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The non-GAAP measures included in this Form 10-Q, however, should be considered in addition to, and not as a substitute for or superior to the comparable measure prepared in accordance with U.S. GAAP. We utilize the non-GAAP measure of Adjusted EBITDA which we define as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, changes in the fair valuation of certain liability classified instruments, and certain other one-time non-cash charges.

Adjusted Non-GAAP EBITDA (Loss) (dollars in millions)

	Three Months Ended June 30,
	2014	2013
Net loss	$(2.1)	$(2.8)
Provision for income tax	—	—
Interest expense	—	0.1
Depreciation and amortization	0.4	0.3
Stock-based compensation	0.5	0.1
Change in fair value of warrants	—	(0.7)

Total noncash addbacks (reductions)	0.9	(0.2)

Adjusted EBITDA Loss	$(1.2)	$(3.0)

Adjusted Non-GAAP EBITDA was a loss of $1.2 million for the three months ended June 30, 2014 and $3.0 million for the same period in 2013. The change in Adjusted EBITDA Loss is primarily attributed to the decrease in net loss attributable to higher sales in 2014.

Results of Operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Overview

Our general activity during the first six months of 2014 was primarily focused on: concluding our capital raise and public listing on the TSX, expanding our order backlog of distributed turbines in key European markets, continuing to expand our technology licensing and development business including closing a 3.3 MW development agreement with WEG, building our first prototypes of our next generation platform of our distributed class turbine which is projected to reduce our cost of the turbine while increasing energy capture, and expanding our key leadership resources to expand our sales efforts into new geographies.

Our general activity during the first six months of 2013 was primarily focused on: transitioning our distributed turbine sales from the United States to Europe, reducing the cost and increasing the dependability of our distributed-class turbines, and executing certain significant licensing and development contracts.

Revenue, Orders and Deferred Revenue

Total revenues from Product Sales and Services, Technology Licensing and Technology Development increased by $21.5 million, or 358%, to $27.5 million for the six months ended June 30, 2014 from $6.0 million for the six months ended June 30, 2013. Our overall backlog increased by approximately $7 million or 21% to approximately $41 million at June 30, 2014 as compared to approximately $34 million at June 30, 2013. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the six months ended June 30, 2014 and 2013 is as follows (dollars in millions):

	Six Months Ended June 30,
	2014	2013	Change	% Change
Product Sales and Service	$26.6	$6.0	$20.6	343%
Technology Licensing	0.6	—	0.6	100
Technology Development	0.3	—	0.3	100

Total	$27.5	$6.0	$21.5	358%

Product Sales and Service

Product Sales and Service revenue increased by $20.6 million for the six month period ended June 30, 2014, from $6.0 million for the same period in 2013. The increase in our Product Sales and Service revenue was primarily attributed to recognizing revenue on higher sales of our distributed-class turbine which totaled $21.8 million and an increase in sales of our non-turbine products which totaled $3.8 million for the six months ended June 30, 2014 as compared to $6.0 million and $0 for turbines and non-turbine products, respectively, for the six months ended June 30, 2013. In addition related service revenue totaled $1.0 million for the same period. The increase in turbine sales period over period is reflective of growth in the business as well as the recognition of revenue for certain distributed-class turbines which were delivered just after the end of our 2013 year-end.

During the six months ended June 30, 2014, we executed fewer new distributed-class turbine sales orders in comparison to the same period in 2013. Our deferred revenue balance associated with Product Sales and Service at June 30, 2014 was $4.6 million which is included in the backlog value disclosed above. At December 31, 2013 such balance was $3.6 million.

Technology Licensing Revenue

Technology Licensing revenue increased by $0.6 million for the six month period ended June 30, 2014 from $0 for the same period in 2013. This increase is attributed to recognizing the license fees related to a $0.6 million generator development agreement entered into in 2013. As of June 30, 2014, we collected $1.7 million of cash for the completion of certain milestones associated with our WEG license agreement which was recorded on our balance sheet as deferred revenue. Our contract with WEG allows for us to ultimately earn $3.4 million in license fees and in excess of $10 million in royalty revenues over time, for the license of our 2.XMW platform exclusively in Brazil and non-exclusively in the rest of South America. Our deferred revenue balance associated with Technology Licensing was $1.9 million as of June 30, 2014 which is included in the backlog value as disclosed above. At December 31, 2013, such balance was $1.7 million.

Technology Development Revenue

Technology Development revenue increased by $0.3 million for the six month periods ended June 30, 2014 from $0 for the same period in 2013. This increase is attributed to recognizing a small proportion of revenue related to a contract with WEG, to develop a 3.3 MW turbine in 2014 and other contract technology development. We determined that the contract milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. We had no development revenue in 2013. As of June 30, 2014, $1.2 million of cash collected for certain milestones was recorded as deferred revenue. Our deferred revenue balance associated with Technology Development was $1.8 million as of June 30, 2014 which is included in the backlog value as disclosed above. At December 31, 2013, such balance was $0.

Cost of Goods Sold and Cost of Service Revenues

Cost of goods sold and cost of services revenues collectively increased by $17.9 million or 289% in the six months ended June 30, 2014 to $24.1 million as compared to $6.2 million in the six months ended June 30, 2013.

A comparison of our costs of goods sold and cost of services for the six months ended June 30, 2014 and 2013 is as follows (dollars in millions):

	Six Months Ended June 30,
	2014	2013	Change	% Change
Product Sales and Service	$22.9	$5.4	$17.5	324%
Technology Licensing	0.5	0.3	0.2	67
Technology Development	0.1	—	0.1	100
Shared Service	0.1	0.1	—	—
Unallocated	0.5	0.4	0.1	25

Total	$24.1	$6.2	$17.9	289%

Product Sales and Service Cost of Goods and Costs of Service Sold

The increase in product sales and service cost is primarily attributed to the recognition of higher volume related to our distributed-class turbine sales and increase sales of non-turbine products for the six months ended June 30, 2014 as compared to the same period in 2013. Our cost of goods sold was $21.6 million for product sales along with $1.3 million of related service costs for the six months ended June 30, 2014 and $5.4 million for product sales for the same period in 2013.

Technology Licensing Cost of Service

Technology licensing cost of services for the six month period ended June 30, 2014 increased by $0.2 million to $0.5 million from $0.3 million for the same period in 2013. The increase reflects higher costs associated with increased license technology activity in the six months ended June 30, 2014.

Technology Development Cost of Service

Technology development cost of services for the six month period ended June 30, 2014 increased by $0.1 million to $0.1 million from $0 for the same period in 2013. This increase is related to beginning work on development of a 3.3MW turbine for WEG.

Unallocated

The costs from unallocated expenses increased by $0.1 million to $0.5 million compared to $0.4 million for the six months ended June 30, 2014 and 2013, respectively principally driven by higher depreciation expense related to the projected abandonment of an asset used as service equipment.

Segment Gross Profit (Loss) (dollars in millions)

	Six Months Ended June 30,
	2014	2013	Change	% Change
Product Sales and Service	$3.7	$0.6	$3.1	517%
Technology Licensing	0.1	(0.3)	0.4	133
Technology Development	0.2	—	0.2	100
Shared Service	(0.1)	(0.1)	—	—
Unallocated	(0.5)	(0.4)	(0.1)	25

Total	$3.4	$(0.2)	$3.6	1,800%

Product Sales and Service

Gross profit from product sales and service for the six months ended June 30, 2014 increased by $3.1 million to $3.7 million compared to $0.6 million for the same period in 2013 principally due to an increase in sales of distributed-class turbines and non-turbine products of $20.6 million partially offset by higher cost of goods sold of $17.5 million in the six months ended June 30, 2014.

Technology Licensing

Gross loss from technology licensing for the six month period ended June 30, 2014 decreased by $0.4 million to $0.1 million from ($0.3) million for the same period in 2013.The decrease in gross loss is principally due to higher revenue recognition in 2014.

Technology Development

Gross profit from technology development for the six months ended June 30, 2014 increased by $0.2 million to $0.3 million compared to $0 for the same period in 2013, principally due to higher revenues from contract technology development services in 2014.

Unallocated

Unallocated expenses for the six months ended June 30, 2014 increased by ($0.1) million to ($0.5) million, compared to ($0.4) million from the same period in 2013 primarily due to higher depreciation expense related to the projected abandonment of an asset used as service equipment.

We do not currently present gross profit as a U.S. GAAP financial measure in our consolidated statements of operations. We do review a calculation of segment gross profit internally as we review our financial performance, and in such review we exclude certain charges from time to time because we believe such charges are not indicative of future performance, including specifically restructuring and impairment charges. Such charges when present are reflected on our U.S. GAAP consolidated statements of operations as separately disclosed charges.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $0.2 million or 10% to $2.2 million for the six months ended June 30, 2014 from $2.0 million for the same period in 2013. The increase in research and development expenses is due in part to a higher proportion of our engineering workforce providing support to manufacturing research and development of our next generation distributed class turbine as compared to the prior period.

Sales and Marketing

Sales and marketing expenses increased by $0.4 million or 31% to $1.7 million for the six months ended June 30, 2014 from $1.3 million for the same period in 2013. The increase in sales and marketing expenses was driven by a net expansion in global sales and marketing resources.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million or 50% to $4.5 million for the six months ended June 30, 2014 from $3.0 million for the same period in 2013. The increase in our general and administrative expenses is primarily explained by an increase of $0.7 million in professional fees and consultant expenses, as well as a $0.5 million increase in compensation and benefits along with a $0.1 million increase in travel expenses and other expenses.

Loss from Operations

Our loss from operations decreased by $1.6 million to ($5.0) million for the six months ended June 30, 2014 compared to ($6.6) million for the same period in 2013. The $1.6 million decrease is principally due to the increase in gross profit of $3.4 million partially offset by a $1.0 million increase in consulting expense, a $0.3 million increase in compensation and benefits, a $0.2 million increase in professional fees, and an increase of $0.4 million in other operating expenses.

Segment Income (Loss) from Operations (dollars in millions)

	Six Months Ended June 30,
	2014	2013	Change	% Change
Product Sales and Service	$0.2	$(2.3)	$2.5	109%
Technology Licensing	(0.3)	(0.4)	0.1	25
Technology Development	0.2	—	0.2	100
Shared Service	(3.9)	(3.0)	(0.9)	(30)
Unallocated	(1.2)	(0.9)	(0.3)	(33)

Loss from operations	$(5.0)	$(6.6)	$1.6	24%

Product Sales and Service

Income from operations from product sales and service for the six months ended June 30, 2014 increased by $2.5 million to income of $0.2 million compared to a ($2.3) million loss for the same period in 2013 principally due to the improved gross profits for increased sales partially offset by increased operating expenses.

Technology Licensing

Loss from operations from technology licensing for the six months ended June 30, 2014 decreased by $0.1 million to a loss of ($0.3) million compared to a ($0.4) million loss for the same period in 2013 due to higher gross profit offset by increased operating expenses for research and development and sales and marketing expenses in the six months ended June 30, 2014.

Technology Development

Income from operations from technology development for the six months ended June 30, 2014 was $0.2 million compared to $0 for the same period in 2013.

Shared Service

Corporate shared general and administrative expenses for the six months ended June 30, 2014 increased by $0.9 million to ($3.9) million compared to ($3.0) million for the same period in 2013 principally due to increased consulting and professional fee expenses of $0.7 million and in other corporate and shared service expenses of $0.2 million.

Unallocated

The costs from unallocated expenses for the six months ended June 30, 2014 increased by $0.3 million to ($1.2) million compared to ($0.9) million in the same period in 2013 due to an increase of $0.4 million in stock compensation expense related to option grants to our board of directors and depreciation expense.

The table below breaks out the unallocated expenses by category for the periods reported.

	Six Months Ended June 30,
	2014	2013	Change	% Change
Depreciation and amortization	$0.6	$0.5	$0.1	20.0%
Stock-based compensation	0.6	0.2	0.4	200
Other	—	0.2	(0.2)	(100)

Total charges	$1.2	$0.9	$0.3	33%

Other Income (Expense) and Income Tax Expense

Other expense increased by $0.7 million or 140% to $0.2 million of other expense for the six months ended June 30, 2014 as compared to ($0.5) million of other income for the six months ended June 30, 2013. This decrease is primarily the result of a ($0.7) decrease in the benefit related to change in the fair value of our warrant liability.

Income tax expense was $0 million for the six months ended June 30, 2014 and 2013.

Net Loss

Net loss decreased by $0.9 million or 15%, to ($5.2) million for the six months ended June 30, 2014 from a net loss of ($6.1) million for the same period in 2013.

The decrease in our net loss for the six months ended June 30, 2014, is primarily due to the decrease in loss from operations of $1.6 million partially offset by an increase in other expense of ($0.7) million.

Non-GAAP Measures

Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The non-GAAP measures included in this Form 10-Q, however, should be considered in addition to, and not as a substitute for or superior to the comparable measure prepared in accordance with U.S. GAAP. We utilize the non-GAAP measure of Adjusted EBITDA which we define as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, changes in the fair valuation of certain liability classified instruments, and certain other one-time non-cash charges.

Adjusted Non-GAAP EBITDA (Loss) (dollars in millions)

	Six Months Ended June 30,
	2014	2013
Net loss	$(5.2)	$(6.1)
Provision for income tax	—	—
Interest expense	0.3	0.1
Depreciation and amortization	0.6	0.5
Stock-based compensation	0.6	0.2
Change in fair value of warrants	—	(0.7)

Total noncash addbacks	1.5	0.1

Adjusted EBITDA	$(3.7)	$(6.0)

Adjusted Non-GAAP EBITDA was a loss of ($3.7) million for the six months ended June 30, 2014 and ($6.0) million for the same period in 2013. The change in Adjusted EBITDA is primarily attributed to decrease in net loss attributable to higher sales in 2014.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data

	Six Months Ended June 30,
	2014	2013
Net loss	$(5.2)	$(6.1)
Net cash used in operating activities	(9.0)	(5.4)
Net cash provided by (used in) investing activities	0.6	(0.1)
Net cash provided by financing activities	19.2	4.5

Cash and Cash Equivalents

Effective June 30, 2014, we had cash and cash equivalents of $15.4 million of which $0.7 million was held by a foreign holding company and subsidiary. We had cash but no cash equivalents for the same period in 2013.

Prior to April 16, 2014, our principal source of liquidity had been private sales of convertible preferred stock. From inception to December 31, 2013, we completed four rounds of equity financing through issuance of our convertible preferred stock with total cash proceeds to us of $123.0 million. We also issued convertible notes totaling $6.5 million in two offerings during the year ended December 31, 2013. During the six months ended June 30, 2014, we closed on a $19.7 million private placement in connection with a reverse takeover transaction. Proceeds from our financing transactions have been used primarily to fund our operations. With the closure of our capital raise transaction as described below in Financing Activities and the receipt of the gross proceeds of $22.3 million on April 16, 2014, along with the availability of a $6 million working capital line of credit as of June 30, 2014, we believe that our available cash and availability under our line of credit will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, for at least one year from the date of issuance of these financial statements.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including changes in warrant liability, depreciation and amortization, impairment losses, stock based compensation, and changes in working capital and other activities.

For the six months ended June 30, 2014, net cash used in operating activities increased by $3.6 million to $9.0 million from $5.4 million for the six months ended June 30, 2013. The increase in cash used in operating activities for 2014 is primarily due to the effect of changes in operating assets and liabilities resulting in a cash outflow of $5.0 million. Included in these changes were a $2.2 million increase in accounts receivable and an increase in unbilled revenues of $2.0 million which is partially offset by an increase in related volume-based rebates of $1.1 million, a $2.0 million increase in inventory driven by higher order volume and a decrease of $4.5 million in customer deposits resulting from higher revenue recognition and the reclassification of some deposits to deferred revenue due to achieving shipment milestones. This increase of working capital was offset by an increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by (used in) investing activities was $0.6 million and ($0.1) million for the six months ended June 30, 2014 and 2013, respectively. Cash provided by investing activities in 2014 consisted of gross proceeds of $1.2 million from the sale of our manufacturing facility in June 2014. Partially offset by a $0.6 million increase in fixed asset purchases. A portion of such proceeds were used to payoff of the VEDA mortgage balance as described below. Cash used in investing activities consisted of purchasing certain equipment required to maintain operations.

Financing Activities

Our primary financing activities through December 31, 2013 consisted of private sales of convertible preferred stock and convertible notes. All of the convertible preferred stock was converted to common stock and additional convertible notes in a recapitalization completed in September 2013. On December 7, 2013, we signed an engagement letter with Beacon Securities Limited (“Beacon”), under which Beacon agreed to act as our agent to complete a private placement offering of our equity securities to raise aggregate gross proceeds of approximately $20 to $25 million. On January 15, 2014, we signed a letter of intent to be acquired by Mira III Acquisition Corp. (“Mira III”), a Canadian capital pool company, in a reverse takeover transaction. On March 17, 2014, we closed on the above-referenced private placement for gross proceeds of $22.3 million. The proceeds were placed in escrow until the closing of the reverse takeover transaction which occurred on April 16, 2014. Upon the closing of the reverse takeover transaction, Mira III changed its name to Northern Power Systems Corp., and the equity securities issued to the private placement investors were automatically exchanged for common shares of Northern Power Systems Corp. Also upon the closing of the acquisition, all of our outstanding common stock was exchanged for common shares of Northern Power Systems Corp., and all of our outstanding convertible notes were converted into common shares of Northern Power Systems Corp. The exchange ratio for the common stock and the conversion ratio for the convertible notes was based upon the price of our securities issued in the above-referenced private placement. The resulting common shares are listed for trading on the Toronto Stock Exchange under the symbol NPS. As a result of the closing of these transactions and the payoff of the VEDA mortgage referenced below, as of the date hereof, our outstanding debt has been reduced to zero.

Certain equity proceeds were deposited with a financial institution totaling $14 million, of which $7.4 million was put into FDIC insured bank deposits and the remaining $6.6 million was put into FDIC insured Certificates of Deposits. The balance of such deposits with said financial institutions was $12.0 million as of June 30, 2014. These funds are recorded on our balance sheet at June 30, 2014 as an element of cash and cash equivalents. We define cash equivalents are defined as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments.

For the six months ended June 30, 2014, net cash provided by financing activities was $19.2 million compared to net cash provided of $4.5 million for the six months ended June 30, 2014. The change was due to the proceeds from our equity transaction as described above partially offset by payoff of the VEDA mortgage balance. Further, we borrowed and repaid $2.0 million on our working capital revolving line during the six months ended June 30, 2014.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at June 30, 2014 or December 31, 2013.

Contractual Obligations

As described below our principal debt obligations were zero as of June 30, 2014.

On April 16, 2014, at the closing of our reverse takeover transaction our convertible note obligations met the automatic conversion criteria contained within the note agreement of an equity financing resulting in aggregate gross proceeds of at least $10.0 million. As such these notes converted with such closing. The convertible notes were collateralized by a pledge of the capital stock of the Company and certain intellectual property of the Company.

Our mortgage on our production facility is with the Vermont Economic Development Authority (VEDA). The VEDA mortgage is a variable interest rate loan bearing interest of 3.75% as of June 30, 2014 and matures October 6, 2015. During June 2014 we sold the facility and paid off the mortgage obligation. There were no early payment penalties on the mortgage. Contemporaneously, we leased the facility back from the buyer for a five year term. We have the right to terminate the lease upon at least six months’ prior notice effective at the end of the second, third or fourth year of the lease term.

Comerica Credit Facility

During the fourth quarter of 2013, we had increased our foreign working capital revolving line with Comerica Bank to $6.0 million. This line is guaranteed by the U.S. Export-Import Bank, as well as by the Company. At June 30, 2014, we had a net maximum supported borrowing base of $4.2 million. We borrowed and repaid $2.0 million during the six months ended June 30, 2014. We borrowed and repaid a total of $2.5 million during the year ended December 31, 2013. The foreign working capital revolving line of credit with Comerica was scheduled to mature on June 30, 2014. We negotiated a revised credit facility prior to such maturity date with Comerica for the amount of $6.0 million. The renewed facility matures on June 30, 2015. The loan agreement with Comerica contains a financial covenant which requires us to maintain an encumbered liquid assets having a value of at least $1.5 million at all times.

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

For the six months ended June 30, 2014, we were in compliance with all covenants under this credit facility. Our MIRA III reverse takeover did not change our bank covenants.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Company as defined by 229.10(f)(1)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of Amendment No. 2 to the Registration Statement on Form 10 (File No. 001-36317) filed by with the Securities and Exchange Commission on April 14, 2014 by Wind Power Holdings, Inc., the predecessor to Northern Power Systems Corp.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Northern Power Systems Corp.
(Registrant)

Date: August 14, 2014	By:	/s/ Troy C. Patton
Troy C. Patton
Chief Executive Officer

Date: August 14, 2014	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Registrant dated April 14, 2014	8-K	001-36317	3.3	April 23, 2014

4.1	Form of Common Share Certificate of the Registrant	10	001-36317	4.1	May 12, 2014

4.2	Form of Class B Restricted Voting Share Certificate of the Registrant	10	001-36317	4.1A	May 12, 2014

4.3	Fifth Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain of its stockholders dated April 14, 2014	8-K	001-36317	4.4	April 23, 2014

10.1	Merger Agreement by and between Wind Power Holdings, Inc., Mira III Acquisition Corp (now known as Northern Power Systems, Corp), Mira Subco, Inc. and Mira Subco, LLC dated as of March 3, 2014	10	001-36317	10.9	April 14, 2014

10.2	Agency Agreement by and between the Registrant, Mira III Acquisition Corp., Beacon Securities Limited, Cormark Securities Inc. and Canaccord Genuity Corp. dated March 17, 2014.	10	001-36317	10.11	April 14, 2014

10.3	Turbine Design and Development Agreement for 3.3 MW by and between Northern Power Systems, Inc. and WEG Equipamentos Elétricos S.A. dated February 28, 2014	10	001-36317	10.12	May 12, 2014

10.4	Purchase and Sale Agreement dated as of March 5, 2014 by and between Northern Power Systems, Inc. and Malone Properties, Inc.	10	001-36317	10.16	May 12, 2014

10.5	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of June 30, 2014 by and between Northern Power Systems, Inc. and Comerica Bank					X

10.6	Lease Agreement dated as of June 19, 2014 by and between Northern Power Systems, Inc. and Malone 29 Pitman Road Properties, LLC					X

10.7	Employment Agreement dated as of May 5, 2014 by and between Northern Power Systems, Inc. and Lawrence J. Willey					X	*

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*	*

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*	*

101.INS	XBRL Instance Document.	*	**

101.SCH	XBRL Taxonomy Extension Schema Document.	*	**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	*	**

101.DEF	XBRL Definition Linkbase Document.	*	**

101.LAB	XBRL Taxonomy Label Linkbase Document.	*	**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	*	**

*	Indicates management contract or compensatory plan, contract or agreement
**	Furnished herewith
***	Submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 and (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the year ended December 31, 2013 and the six months ended June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.