Form 10-Q
period 2014-09-30
Northern Power Systems Corp.
filed 2014-11-13
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	15,797,202
Class	Outstanding at November 13, 2014

Class B Common Shares, no par value per share	6,937,361
Class	Outstanding at November 13, 2014

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,318	$4,534
Accounts receivable — net of allowance for doubtful accounts of $260 and $103 at September 30, 2014 and December 31, 2013, respectively	3,820	1,175
Unbilled revenue	2,030	786
Inventories — net (Note 4)	15,000	11,682
Deferred costs	951	1,443
Prepaid expenses and other current assets	1,665	1,365

Total current assets	39,784	20,985

Property, plant and equipment - net (Note 6)	1,624	1,414
Intangible assets - net (Note 7)	369	509
Goodwill	722	722
Deferred income taxes (Note 13)	281	2,384
Asset held for sale	—	1,300
Other assets	250	231

Total assets	$43,030	$27,545

The accompanying notes are an integral part of these consolidated financial statements.	(Continued)

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Working capital revolving line of credit	$4,000	$—
Current portion of long-term debt (Note 8)	—	141
Senior secured convertible notes (Note 8)	—	12,107
Accounts payable	2,004	2,148
Accrued expenses (Note 9)	4,146	2,158
Accrued compensation	2,195	2,207
Deferred revenue	5,124	4,221
Deferred income taxes (Note 13)	439	2,532
Customer deposits	6,860	10,917
Liability for stock-based compensation (Note 11)	—	598
Other current liabilities	94	197

Total current liabilities	24,862	37,226

Deferred revenue, less current portion	1,531	1,163
Long- term debt, less current portion (Note 8)	—	300
Other long-term liability (Note 17)	278	258

Total Liabilities	26,671	38,947

Commitments and Contingencies (Note 17)

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Voting common shares, no par value - Unlimited shares authorized; 14,893,981 shares issued and outstanding as of September 30, 2014, not authorized as of December 31, 2013.	87,205	—

Class B restricted voting common shares, no par value - Unlimited shares authorized; 7,840,582 shares issued and outstanding as of September 30, 2014, not authorized as of December 31, 2013.	78,134	—

Series X convertible preferred stock, 6,000,000 shares authorized and no shares issued and outstanding as of December 31, 2013, not authorized as of September 30, 2014.	—	—

Common stock, $0.01 par value - 44,000,000 shares authorized; 12,840,187 shares issued and outstanding as of December 31, 2013, not authorized as of September 30, 2014.	—	128

Additional paid-in capital	7,831	139,804
Accumulated deficit	(156,811)	(151,334)

Total Stockholders’ Equity (Deficiency)	16,359	(11,402)

Total Liabilities and Stockholders’ Equity (Deficiency)	$43,030	$27,545

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

REVENUES:
Product	$11,784	$4,352	$37,484	$9,858
License	1,955	—	2,541	—
Design service	709	522	1,063	522
Service	584	742	1,470	1,220

Total revenues	15,032	5,616	42,558	11,600
Cost of product revenues	9,145	3,930	31,154	8,905
Cost of service and design service revenues	1,040	974	3,171	2,207

Gross profit	4,847	712	8,233	488
COSTS AND OPERATING EXPENSES:
Sales and marketing	990	716	2,668	2,044
Research and development	1,321	834	3,537	2,845
General and administrative	2,312	1,696	6,793	4,729
Restructuring charges	—	4	—	23

Total costs and operating expenses	4,623	3,250	12,998	9,641

Income (loss) from operations	224	(2,538)	(4,765)	(9,153)
Change in fair value of warrants	—	(488)	—	173
Interest income	—	—	5	—
Interest expense	(40)	(101)	(317)	(230)
Other income (expense) - net	(61)	(11)	41	(36)

Income (loss) before provision (benefit) for income taxes	123	(3,138)	(5,036)	(9,246)
Provision (benefit) for income taxes (Note 13)	412	(16)	441	13

NET LOSS	$(289)	$(3,122)	$(5,477)	$(9,259)

Net loss applicable to common shareholders (Note 2)	$(289)	$(4,098)	$(5,477)	$(12,946)

Net loss per common share
Basic and diluted	$(0.01)	$(1.84)	$(0.29)	$(15.21)

Weighted average number of common shares outstanding
Basic and diluted	22,720,090	2,226,096	18,919,146	850,950

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

(All amounts in thousands except share amounts)

					Voting		Class B Restricted Voting		Additional		Total
	Preferred Stock		Common Stock		Common Shares-No Par		Common Shares-No Par		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficiency)

BALANCE—January 1, 2013	22,376,146	$135,073	15,072	$—	—	$—	—	$—	$6,379	$(137,206)	$4,246

Stock based compensation expense	—	—	—	—	—	—	—	—	369	—	369

Change in the liability classification of stock-based compensation	—	—	—	—	—	—	—	—	266	—	266

April conversion of preferred stock to common stock	(5,531,240)	(34,166)	305,931	3	—	—	—	—	34,163	—	—

Warrant conversion	2,734,390	3,095	—	—	—	—	—	—	—	—	3,095

September automatic conversion of preferred stock to common stock	(18,329,219)	(86,907)	6,099,066	61	—	—	—	—	86,846	—	—

Series C-1 conversion to senior secured convertible notes	(1,250,077)	(17,095)	6,420,118	64	—	—	—	—	11,781	—	(5,250)

Net loss	—	—	—	—	—	—	—	—	—	(14,128)	(14,128)

BALANCE—December 31, 2013	—	—	12,840,187	128	—	—	—	—	139,804	(151,334)	(11,402)

Stock based compensation expense	—	—	—	—	—	—	—	—	746	—	746

Reclassification of liability for stock-based compensation to equity	—	—	—	—	—	—	—	—	598	—	598

Effect of reverse take over	—	—	(12,840,187)	(128)	4,306,076	43,703	8,893,486	90,260	(133,937)	—	(102)

Common stock issued at $3.64, net of expenses	—	—	—	—	6,125,000	19,003	—	—	620	—	19,623

Conversion of senior secured convertible notes to common stock	—	—	—	—	1,016,534	3,700	2,368,221	8,620	—	—	12,320

Conversion of restricted class B voting common stock to common stock	—	—	—	—	3,421,125	20,746	(3,421,125)	(20,746)	—	—	—

Proceeds from exercise of stock options	—	—	—	—	25,246	53	—	—	—	—	53

Net loss	—	—	—	—	—	—	—	—	—	(5,477)	(5,477)

BALANCE—September 30, 2014	—	$—	—	$—	14,893,981	$87,205	7,840,582	$78,134	$7,831	$(156,811)	$16,359

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands)

	For the nine months ended
	September 30, 2014 (Unaudited)	September 30, 2013 (Unaudited)
OPERATING ACTIVITIES:
Net loss	$(5,477)	$(9,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	(173)
Provision for inventory obsolescence	125	35
Provision for (recovery of) doubtful accounts	224	(22)
Stock-based compensation expense	746	264
Depreciation and amortization	763	771
Noncash restructuring charges	—	23
Deferred income taxes	10	10
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(4,113)	(37)
Other current and noncurrent assets	(317)	(517)
Inventories	(3,581)	(3,924)
Deferred costs	492	(420)
Accounts payable	(146)	1,662
Accrued expenses	2,171	778
Customer deposits	(4,057)	2,948
Deferred revenue and other short term liabilities	1,168	2,028
Other liabilities	19	(54)

Net cash used in operating activities	(11,973)	(5,887)

INVESTING ACTIVITIES:
Proceeds from sale of property, net	1,218	—
Purchases of property and equipment	(696)	(195)

Net cash provided by (used in) investing activities	522	(195)

FINANCING ACTIVITIES:
Proceeds private placement equity financing, net of offering costs	19,623	—
Proceeds from working capital revolving line of credit, net	4,000	—
Proceeds from exercise of stock options	53	—
Proceeds from issuance of convertible debt	—	6,525
Net borrowing on line of credit agreement	—	98
Debt principal payments	(441)	(34)

Net cash provided by financing activities	23,235	6,589

Change in cash and cash equivalents	11,784	507
Cash and cash equivalents - beginning of the period	4,534	4,456

Cash and cash equivalents - end of the period	$16,318	$4,963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$33	$30

Income taxes paid	$15	$58

Noncash financing activity:
Settlement of stock-based compensation liability awards with equity awards	$598	$—

Conversion of debt to equity	$12,320	$—

Issuance of options to placement agents	$620	$—

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AS OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

(In thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

The Company, as defined below, is a provider of advanced technology for the renewable energy sector. It designs, manufactures and services next-generation Permanent Magnet Direct-Drive (PM/DD) wind turbines for the distributed wind market, and licenses existing and evolving utility-scale wind turbine platforms to large manufacturers on a global basis. The Company also provides power technology products and engineering and development services for a wide variety of renewable energy applications.

The Company’s headquarters are in Barre, Vermont, and it has sales offices in Zurich, Switzerland and Bari, Italy.

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

On April 16, 2014, Northern Power Systems Corp. completed a reverse takeover (“RTO”) transaction pursuant to a Merger Agreement and Plan of Reorganization dated as of March 31, 2014 (the “Merger Agreement”), between Northern Power Systems Corp. (formerly Mira III Acquisition Corp., a Canadian capital pool company (“Mira III”)), WPHI, Mira Subco Inc., and Mira Subco LLC. Under the Merger Agreement, Mira Subco Inc., a wholly-owned subsidiary of Mira III, merged with and into WPHI, with WPHI as the surviving corporation, and WPHI merged with and into Mira Subco LLC, a wholly-owned subsidiary of Mira III, with Mira Subco LLC as the surviving entity, as part of an integrated transaction (the “Merger”). In connection with the RTO, all of the equity securities of WPHI were exchanged for common shares of Mira III. Following the completion of the transaction, Mira III changed its name to Northern Power Systems Corp. (“NPS Corp.”). NPS Corp. and its subsidiaries or WPHI and its subsidiaries as applicable are referred to herein as the “Company.” The foregoing is only a brief description of the RTO, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is included in Exhibit 10.9 to Amendment No. 2 to WPHI’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 14, 2014. On July 29,2014 Mira Subco LLC was liquidated. As a result, Northern became a direct, wholly-owned subsidiary of NPS Corp.

Since the stockholders of WPHI received the majority of the voting shares of NPS Corp., the Merger was accounted for as a RTO whereby WPHI was the accounting acquirer (legal acquiree) and NPS Corp. was the accounting acquiree (legal acquirer) under reverse takeover accounting. The balance sheets consist of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer which approximate fair value. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the legal acquirer from the date of the Merger.

Under accounting principles generally accepted in the United States (“U.S. GAAP”), the Merger, as described, is considered to be a capital transaction in substance, rather than a business combination. The Merger is equivalent to the issuance of stock by WPHI for the net monetary assets of NPS Corp. accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Merger was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, NPS Corp., are those of the legal acquiree, WPHI, which is considered to be the accounting acquirer.

Liquidity — The Company disclosed a going-concern uncertainty in its consolidated financial statements for the year ended December 31, 2013. Management believes that, with the completion of its equity capital raise on April 16, 2014, the Company has adequate capital to fund operations for at least one year from the date of issuance of these financial statements. As described in Note 10, the Company closed a private equity placement in connection with the RTO. The private placement provided gross proceeds of CDN$ 24,500 (USD$ 22,273) which were received on April 16, 2014. The Company believes that the receipt of the private placement proceeds has mitigated the previously reported going concern uncertainty. As a result the Company issued updated audited financial statements for the year ended December 31, 2013, and the Company’s former independent registered public accounting firm reissued its 2013 audit opinion to remove the going concern uncertainty. A complete description of the reissuance is included in Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-55184), filed on September 3, 2014.

Basis of Presentation-The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2013 consolidated financial statements and related notes included in the Registration Statement on Form 10 (File No. 001-36317) filed by WPHI. The condensed consolidated balance sheet as of December 31, 2013 and the condensed consolidated statement of changes in stockholders’ equity (deficiency) for the year ended December 31, 2013 were derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2014.

2.	NET LOSS PER SHARE

Basic loss per share is determined by dividing loss attributable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share is determined by dividing loss attributable to common stockholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2014 and 2013, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of net loss attributable to common stockholders and of basic and diluted net loss per share are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Basic earnings per share calculation:
Numerator
Net loss	$(289)	$(3,122)	$(5,477)	$(9,259)
Series A preferred stock dividends	—	(509)	—	(1,810)
Series B preferred stock dividends	—	(384)	—	(1,556)
Series C preferred stock dividends	—	(83)	—	(321)

Net loss attributable to common stockholders	$(289)	$(4,098)	$(5,477)	$(12,946)

Denominator
Weighted average common shares outstanding- basic and diluted	22,720,090	2,226,096	18,919,146	850,950

Net loss per share- basic and diluted	$(0.01)	$(1.84)	$(0.29)	$(15.21)

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

The following potentially dilutive securities were excluded from the calculation of diluted weighted average shares outstanding because they were considered anti-dilutive due to the Company’s loss position. Preferred shares were convertible to common stock in the ratio of 1 share of common stock for every 11.609 shares of preferred stock. All of the outstanding preferred stock was converted to common stock during 2013:

	September 30, 2014	September 30, 2013

Common stock options	2,461,275	11

Total common stock equivalents	2,461,275	11

As described in Note 10 the Company has 367,500 placement agent options outstanding as of September 30, 2014. In addition, as described in Note 11, the Company has 2,057,837 and 35,938 options outstanding as of September 30,2014 related to the 2014 NPS Corp. and the Mira III plans, respectively. Such options are considered to be potentially dilutive securities.

3.	FAIR VALUE MEASUREMENTS

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit and debt. The carrying amounts of cash, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of September 30, 2014 and December 31, 2013, approximate fair value due to their short-term nature and are classified within Level 1 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents consist of principally FDIC insured certificates of deposits.

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

Effective December 12, 2013, the Company’s Barre, Vermont facility became an asset held for sale. Based upon the marketing of the facility as well as the indication of value from a potential buyer, the Company believed that the current fair value of the facility was $1,300 at December 31, 2013. As of the measurement date, the Company calculated an asset held for sale loss by taking the difference between the fair value and the carrying value of the building along with the estimated direct costs of a sale transaction which resulted in a loss of $768 in the fourth quarter of 2013. Due to the use of significant unobservable inputs to determine fair value this value falls within Level 3 of the fair value hierarchy at December 31, 2013. The Barre, Vermont facility was sold for $1,300 in June 2014 and is no longer disclosed on the balance sheet as an asset held for sale.

4.	INVENTORIES

Inventories as of September 30, 2014 and December 31, 2013 consist of:

	September 30, 2014	December 31, 2013

Raw materials	$4,198	$2,511
Work in process	2,645	1,124
Finished goods	8,310	8,610
Freight deferred costs	292	—
Allowance for obsolescence	(445)	(563)

Total inventory - net	$15,000	$11,682

For the three months ended September 30, 2014 and 2013, the Company recorded $32 and $0 inventory write-downs respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded inventory write-downs of approximately $125, and $35, respectively.

5.	RESTRUCTURING

In April 2012, the Company committed to a restructuring plan for its utility-scale wind business, changing the nature of its operations from being primarily a designer and developer of utility scale wind turbines to a provider of licensing and co-development for wind applications and engineering services for other applications. These actions resulted in the reduction of approximately 40% of the Company’s total headcount and the closure of a manufacturing facility. The restructured business continued to operate in the Utility Scale legal entity through December 31, 2013, and after such date it transitioned to operate within Northern with the merger of those two subsidiaries effective on such date. In association with this restructuring, during the nine months ended September 30, 2014 and 2013, the Company recorded restructuring charges in the aggregate amount of $0 and $23, respectively, as detailed in the table below. Workforce-related activity includes stock compensation charges for certain modifications made to executive option grants as part of the restructuring. These options were accounted for as liability awards and marked to market though the statements of operations for subsequent changes in fair value for such time as they were liabilities in nature. These awards were exchanged for awards determined to be equity classification on January 1, 2014. As such there will be no additional expense associated with these options and the accrued liability of $246, which was classified as a stock based compensation liability, was reclassified to additional paid-in capital.

	Activity for the nine months ended September 30, 2014
	Balance December 31, 2013	Expense	Equity Award Exchange	Balance September 30, 2014

Workforce - related	$246	$—	$(246)	$—

	$246	$—	$(246)	$—

	Activity for the nine months ended September 30, 2013
	Balance December 31, 2012	Expense	Utilization	Balance September 30, 2013

Workforce-related	$198	$23	$(22)	$199

	$198	$23	$(22)	$199

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at September 30, 2014 and December 31, 2013 consist of:

	September 30, 2014	December 31, 2013

Leasehold improvements	$66	$30
Machinery and equipment	1,854	1,710
Patterns and tooling	1,410	880
Office furniture and equipment	424	424
Information technology equipment and software	1,271	1,149
Field service spare parts	122	121

	5,147	4,314
Less accumulated depreciation	(3,523)	(2,900)

Total property, plant and equipment	$1,624	$1,414

Depreciation expense was $147 and $623, for the three months and nine months ended September 30, 2014, respectively. Depreciation expense was $187, and $631, for the three months and nine months ended September 30, 2013, respectively.

On December 12, 2013, the Board of Directors of the Company approved a plan to sell its corporate headquarters and production facility located at 29 Pitman Road, Barre, Vermont. The Company marketed such facility through a real estate broker which initially found three potential purchasers. The Company believes that effective December 12, 2013, the facility became an asset held for sale based upon the decision of the Company’s Board of Directors at such time, as well as meeting the other criteria in Accounting Standards Codification (“ASC”) 360-10-45-8, Impairment and Disposal of Long-Lived Assets – Other Presentation Matters – Long-Lived Assets Classified as Held for Sale. Therefore, the Company had classified the land, building, and building improvements as assets held for sale as of December 31, 2013. Based upon the marketing of the facility, the building was sold for $1,300. In June 2014, the sale transaction closed and the Company leased the facility back from the buyer for up to a five year term. The Company has the right to terminate the lease without penalty upon at least six months’ prior notice effective at the end of the second, third or fourth year of the lease term. As such the Company considers the lease to be an operating lease in accordance with ASC 840. The Company may relocate to other more suitable production and technology space within the state of Vermont or may remain in the Barre facility for some or all of the duration of the lease term. See Note 17: Commitments and Contingencies for further details on this topic.

7.	INTANGIBLE ASSETS

Intangible assets consist of:

	September 30, 2014
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Period

Core technology	1.9 years	$978	$(649)	$329
Trade name	2.9 years	89	(49)	40

		$1,067	$(698)	$369

	December 31, 2013
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year

Core technology	2.7 years	$978	$(518)	$460
Trade name	3.7 years	89	(40)	49

		$1,067	$(558)	$509

Amortization expense was $47 and $140, for the three months and nine months ended September 30, 2014, respectively. Amortization expense was $47, and $140, for the three months and nine months ended September 30, 2013, respectively.

8.	DEBT AND SENIOR SECURED CONVERTIBLE NOTES

Debt at September 30, 2014 and December 31, 2013 consists of:

	September 30, 2014	December 31, 2013

VEDA Barre, Vermont facility mortgage	$—	$346
ICC insurance premium loan	—	95
Working capital revolving line of credit	4,000	—

Total debt	4,000	441
Less current portion	(4,000)	(141)

Long-term debt	$—	$300

Senior secured convertible notes, due June 30, 2014	$—	$12,107

Northern assumed mortgage debt with the Vermont Economic Development Authority (VEDA) related to a manufacturing facility in Barre, Vermont. The VEDA mortgage was a variable interest rate loan bearing interest of 3.75% as of December 31, 2013. The loan was collateralized by the Barre, Vermont property. The Company successfully completed a sale of the facility in June 2014 and used a portion of such proceeds to pay off the VEDA mortgage. There were no early payment penalties on the mortgage.

In February 2013, Northern entered into a one year renewal agreement for its foreign working capital revolving line of credit with Comerica Bank extending the maturity date to June 30, 2014. The renewal permitted Northern to borrow up to $4,000, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn.

As of October 23, 2013, the Company increased its foreign working capital revolving line of credit with Comerica to $6,000 to support exports of its distributed-class turbines. Effective with the merger of Utility Scale into Northern at December 31, 2013, the Company’s foreign working capital line of credit was renegotiated with Comerica to allow for the combined business operations to be included.

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

At September 30, 2014, there was $4,000 outstanding on the revolving line of credit as well as an outstanding performance letter of credit guarantee of $1,000 issued to one customer and the Company had a net maximum supported borrowing base of $4,960. The Company was in compliance with all covenants under this credit facility in all periods.

The Company closed a $4,525 convertible note offering in April 2013, and then closed a further $2,000 convertible note offering in September 2013. In both the April and the September offerings, the notes were offered to existing stockholders. Upon the closing of the September offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 preferred stock (Series A, B and C-2 preferred stock were not converted into notes). This non-cash conversion increased total convertible notes outstanding by an additional $5,250.

The convertible notes bore interest at a rate of 6% per annum payable upon maturity or conversion to equity securities. The notes contained a provision by which the outstanding principal and accrued interest on these notes would automatically convert into equity securities issued by the Company in a subsequent “Qualified Financing” (defined as a future equity financing resulting in aggregate gross proceeds of at least $10,000 or any other future equity financing that is approved by the Company and holders of at least 60% of the aggregate principal amount of the convertible notes) at the same price at which the shares issued in the qualified financing are sold. Such a Qualified Financing occurred April 16, 2014 as described in Note 10 Capital Structure. In the event the notes were not converted, as outlined above, the principal balance along with any accrued interest would have become due and payable on June 30, 2014. The convertible notes were collateralized by a pledge of the capital stock of Northern and certain intellectual property of Northern. The Company determined that the embedded equity-linked component did not contain a net settlement provision as defined by ASC 815-10-15-00 and therefore, did not meet the definition of a derivative under ASC 815-10-15-83. As a result, under the guidance at ASC 815-15-25-1 the Company was not required to separate the equity-linked component from the debt host. These convertible notes had the characteristics of conventional debt described in ASC 470-20 as follows: (1) the conversion feature is settled in shares; (2) there is an absence of a cash conversion feature; (3) the note holders cannot obtain shares at below market price; and (4) the issuer must deliver shares upon conversion. Therefore, the Company accounted for these notes as traditional debt recorded at face value upon issuance. Due to the “Qualified Financing” reverse takeover transaction, these notes were converted to equity in April 2014.

9.	ACCRUED EXPENSES

Accrued Expenses at September 30, 2014 and December 31, 2013 consist of:

	September 30, 2014	December 31, 2013

Accrued warranties	$1,590	$545
Rebates, allowances and discounts	1,056	12
Other accrued expenses	1,500	1,601

Total accrued expenses	$4,146	$2,158

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Beginning balance	$1,047	$540	$545	$571
Provisions, net of reversals	811	113	1,535	207
Settlements	(268)	(240)	(490)	(365)

Ending balance	$1,590	$413	$1,590	$413

10.	CAPITAL STRUCTURE

Reverse Take Over Transaction - On April 16, 2014, WPHI consummated the Merger with NPS Corp. (formerly Mira III). Under the Merger Agreement, WPHI exchanged 12,840,187 its shares of common stock, constituting all of its outstanding shares for NPS Corp. common shares. As a result, holders of WPHI stock received 3,946,701 voting common shares and 8,893,486 class B restricted voting common shares which are convertible into voting common shares on a one-for-one basis at the option of the holder thereof at any time after July 15, 2014. During the third quarter 3,421,125 of class B restricted voting common shares were converted into the same number of voting common shares. At the time of the transaction Mira III had 359,375 common shares outstanding which were exchanged on a one-for-one basis for the same number of voting common shares of NPS Corp. WPHI’s Senior Secured Convertible Notes with a carrying value of $12,320 were converted into 1,016,534 voting common shares and 2,368,221 class B restricted voting common shares. Finally, the outstanding stock options held by former directors and officers of Mira III and a placement agent from Mira III’s initial public offering were split into 43,125 options.

Since the stockholders of WPHI received the majority of the voting shares of NPS Corp., the Merger was accounted for as a RTO whereby WPHI was the accounting acquirer (legal acquiree) and NPS Corp. was the accounting acquiree (legal acquirer) under reverse takeover accounting. The net assets of the combined entity have been included in the balance sheet at September 30, 2014. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the legal acquirer from the date of the Merger. NPS Corp. has no stated par on its common shares and as such, all of the stated capital value of NPS Corp. and Mira III is presented as the resulting common share value of $133,963 in the caption “effect of reverse takeover” on the stockholder equity (deficiency) statement, and was reclassified into common share value. The remaining additional Paid-in Capital (“APIC”) included the accumulation of stock based compensation expense and the difference between the consideration issued to the Mira III shareholders and Mira III’s net liabilities acquired of $1,410. The Company recorded the assets and liabilities of Mira III as follows:

Net assets of Mira III:

Prepaids	$4
Accounts payable and accrued liabilities	(106)

Net liabilities acquired	(102)
Consideration paid- Mira III stock at fair value	1,308

Reduction in APIC	$(1,410)

Private Placement-The Company completed a private placement on April 16, 2014, issuing 6,125,000 shares of no stated par value voting common shares at price per share of $3.64 for total gross proceeds, before placement commissions and expenses, of $22,273. The placement agent received cash commissions equal to 6% of the gross proceeds. Such commissions equaled $1,522 and were charged against the gross proceeds. The placement agent also received stock options to purchase the Company’s common shares equal to 6% of shares (or 367,500 options) sold in the offering. Such stock options had a fair value of $620 and were fully vested as of April 16, 2014. Each option has an exercise price of $3.64 per share and is exercisable for two years. In calculating the value of the stock options with the Black-Scholes model, the Company assumed (i) a risk free rate equal to the rate of the two year treasury prevailing at April 16, 2014, (ii) a volatility of 87.0%, the average of a set of guideline companies determined to be representative of the Company at that time, and (iii) an expected term of two years. The Company charged $1,128 of direct legal, accounting and printing fees to the gross proceeds.

New Capital Structure

Common Shares-No Par- In connection with the RTO the Company’s resulting authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of September 30, 2014, there were 14,893,981 voting common shares issued and outstanding and 7,840,582 class B restricted voting shares issued and outstanding. The class B restricted voting shares are convertible into voting common shares on a one-for-one basis at the option of the holder thereof at any time after July 15, 2014. The holders of the class B restricted voting shares are entitled to receive notice of and to attend all meetings of the Company’s shareholders and to vote on all matters properly presented at any such meeting, provided that the holders of the class B restricted voting shares are not entitled to vote for the election or removal of the Company’s directors.

2014 Reverse Stock Split – In conjunction with but prior to the reverse takeover transaction disclosed above, on April 14, 2014, each of the 20,000,075 shares of WPHI common stock issued and outstanding were automatically combined, reclassified and changed into 0.6420084 of one fully paid and non-assessable share of common stock resulting in a post-split total of 12,840,187 shares, without any action on the part of the holder thereof. All shares of common stock issued to any stockholder (including as a result of the conversion of senior secured convertible notes into common stock) were aggregated for the purpose of determining the number of shares of common stock to which such holder was entitled to receive. The effect of this transaction was retrospectively applied to the financial statements presented in this filing, as required by the SEC’s Staff Accounting Bulletin (“SAB”) 4c. As a result, all share and per share data have been retroactively adjusted to give effect to this reverse stock split.

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

Common Stock — Prior to the completion of the RTO, WPHI had authorized 44,000,000 shares of common stock, par value $0.01 per share. None of these shares were outstanding at September 30, 2014 as a result of the RTO.

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

2008 Equity Incentive Plan — In October 2008, WPHI adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants, and directors of the Company. The 2008 Plan, as amended in 2010, has reserved for issuance upon grant or exercise of awards up to 86 adjusted shares of the Company’s common stock. As described below, in April 2014 all outstanding options were converted on a value-for-value basis to options in the 2014 NPS Corp Plan.

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

In connection with the adoption of the 2013 WPHI Plan, the Board of Directors and stockholders of WPHI authorized the termination of the Wind Power Holdings, Inc. 2008 Equity Incentive Plan, the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan, and the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan, to be effective upon completion of certain exchange offers and recapitalizations. Options which were outstanding under the Wind Power Holdings, Inc. 2008 Equity Incentive Plan would remain outstanding under the terms of the applicable option agreements and such plan, but no further grants would be made under such plan. Options which were outstanding under the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan, and the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan and not tendered for exchange by the holders thereof were automatically converted to options to purchase WPHI common stock under the 2013 WPHI Plan as part of the merger of Utility Scale into Northern and the recapitalization of Northern.

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

A summary of the stock option activity under the 2014 NPS Corp Plan for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding — December 31, 2013	—	—	—	—
Assumed in reverse takeover	1,830,012	$1.78
Granted	250,500	$3.95
Exercised	(18,059)	$1.59
Canceled	(4,616)	$2.37

Outstanding — September 30, 2014	2,057,837	$2.05	5.97 years	$3,257

Exercisable — September 30, 2014	933,491	$2.30	5.67 years	$1,270

Shares vested and expected to vest September 30, 2014	1,928,634	$2.06	5.95 years	$3,034

The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan at the grant date was $2.34 per share. At September 30, 2014, unrecognized stock-based compensation expense related to non-vested stock options is $1,233 which is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.

The Company estimated the grant-date fair values of stock options granted during the nine months ended September 30, 2014, using the Black-Scholes option pricing model and the following assumptions:

2014
Expected volatility	77.0% - 83.0%
Risk-free interest rate	1.05% - 1.54%
Expected life (years)	3.5 - 4.5
Dividend yield	0.0%

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three and nine months ended September 30, 2014, respectively. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Cost of revenue	$29	$8	$72	$29
Sales and marketing	47	4	68	12
Research and development	—	13	—	37
General and administrative	68	60	606	186

Total stock-based compensation expense	144	85	746	264
Restructuring	—	4	—	23

	$144	$89	$746	$287

In 2012, the Company modified options held by certain executives as part of separation agreements to fully vest such options as well as extend the contractual terms. For the three and the nine months ended September 30, 2013 the

Company recognized an additional restructuring expense of $4 and $23, respectively, reflecting the change in fair value of such options. Such options were converted to WPHI options on January 1, 2014 and are accounted for as equity awards. As such, there will be no additional expense associated with these options.

Mira III Stock Option Awards- The former officers and directors of Mira III have 35,938 stock options fully vested as of April 16, 2014 which provide the option to purchase shares of the Company’s common stock at an exercise price of CDN$3.48 per share during a one year period ending on April 16, 2015. A placement agent from a previous offering had also been granted options to purchase 7,187 Mira III common shares which were exercised in April 2014 at an exercise price of CDN$3.48 per share. A summary of the former officers and directors of Mira III option activity for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted- Average Exercise Price (CDN)	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value (USD)

Outstanding — December 31, 2013	—	—	—	—
Assumed in Reverse Takeover	43,125	$3.48	1 Year	—
Granted	—
Exercised	(7,187)	$3.48
Canceled	—

Outstanding — September 30, 2014	35,938	$3.48	.6 Years	$11

Exercisable — September 30, 2014	35,938	$3.48	.6 Years	$11

Shares vested and expected to vest September 30, 2014	35,938	$3.48	.6 Years	$11

12.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. The Company contributes 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three and nine months ended September 30, 2014 were $46 and $145, respectively and $42 and $133 for the three and nine months ended September 30, 2013, respectively.

13.	INCOME TAXES

For the three and nine months ended September 30, 2014, the Company recorded income tax expense of $412 and $441, respectively, which is comprised of $409 current expense and $3 deferred expense for the three months ended September 30, 2014 and is comprised of $431 current expense and $10 deferred expense for the nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, the Company recorded income tax (benefit) expense of ($16) and $13, respectively, which is comprised of ($20) current benefit and $4 deferred expense for the three months ended September 30, 2013 and $2 current expense and $11 deferred expense for the nine months ended September 30, 2013.

For the three months ended September 30,2014 the current income tax expense included approximately $400 of foreign tax expense related to Brazilian witholding taxes. Such taxes are applicable to licensing, technology services and royalty revenues earned within Brazil. The tax rate for such taxes is between 15% -18% and is based upon the character of the revenue and the jurisdiction of where it was earned.

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

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of September 30, 2014, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

14.	RELATED-PARTY TRANSACTIONS

In 2013, the Company issued convertible notes to Rockport Capital Partners, Allen & Company, LLC and CWE LLC. These notes were valued collectively at $8,399 which consisted of $4,765 in cash and $3,634 in non-cash ascribed to the conversion of the Series C-1 preferred shares (see Note 8: Debt and Senior Secured Convertible Notes). In connection with the private placement on April 16, 2014, such notes were automatically converted into 629,061 voting common shares and 1,678,786 class B restricted voting common shares in accordance with the terms of the notes. Interest expense related to such notes was $62 and $105 for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company manages its business with the four following segments:

•	Product Sales and Service — Included in this business segment are the Company’s sales of distributed turbines along with related services, other products produced and sold to customers, as well as, in the future the Company’s direct sales of utility-class turbines.

•	Technology Licensing — Included in this business segment is the licensing of packages of the Company’s developed technology.

•	Technology Development — Included in this business segment is the Company’s development of technology for customers.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

Unallocated costs and expenses include depreciation and amortization, stock-based compensation, and certain other non-cash charges, such as restructuring and impairment charges.

Revenue by business segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Product Sales and Services	$12,368	$5,094	$38,954	$11,078
Technology Licensing	1,955	—	2,541	—
Technology Development	709	522	1,063	522

Total	$15,032	$5,616	$42,558	$11,600

Income (loss) from operations for the business segments and unallocated costs and expenses are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Product Sales and Services	$604	$(99)	$841	$(2,448)
Technology Licensing	1,756	(980)	1,445	(1,392)
Technology Development	555	317	793	317
Shared Services	(2,190)	(1,688)	(6,102)	(4,641)
Unallocated costs and expenses	(501)	(88)	(1,742)	(989)

Income (loss) from operations	$224	$(2,538)	$(4,765)	$(9,153)

Unallocated cost and expenses consist of:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Depreciation and amortization	$(194)	$(234)	$(763)	$(771)
Stock-based compensation expenses	(144)	(85)	(746)	(264)
Noncash restructuring charges	—	(4)	—	(23)
Other	(163)	235	(233)	69

Total	$(501)	$(88)	$(1,742)	$(989)

Total business segment assets are as follows:

	September 30, 2014	December 31, 2013

Product Sales and Services	$25,817	$17,583
Technology Licensing	653	1,059
Technology Development	111	274
Shared Services	176	290
Unallocated assets	16,273	8,339

Total	$43,030	$27,545

Unallocated assets consist of the following:

	September 30, 2014	December 31, 2013

Cash	$15,956	$4,236
Other current assets	—	372
Property, plant and equipment, net	36	47
Deferred tax assets	281	2,384
Asset held for sale	—	1,300

Total	$16,273	$8,339

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

United States	$3,268	$2,112	$5,048	$3,576
United Kingdom	7,076	1,923	15,865	4,074
Italy	2,362	1,286	13,914	3,600
Brazil	2,169	—	6,269	—
Asia	110	—	1,406	—
Rest of the world	47	295	56	350

Total	$15,032	$5,616	$42,558	$11,600

For the three and nine months ended September 30, 2014 and 2013, 78% and 88% and 62% and 69% of revenues, respectively, were recognized from sales outside the United States.

Geographic information about long-lived assets associated with particular regions is as follows:

	September 30, 2014	December 31, 2013

United States	$2,497	$3,865
Rest of the world	218	80

Consolidated Total	$2,715	$3,945

16.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

17.	COMMITMENTS AND CONTINGENCIES

On March 31, 2011, the Company entered into an agreement to provide maintenance and repair services for an expected fifteen or more utility-scale wind turbines with a customer. This agreement obligated the Company to provide such services for up to a 12 year period. Since the Company anticipated multiple sales of utility-scale wind turbines under this agreement it created a service infrastructure to support such a deployment. The Company, in fact, has only sold two prototype turbines to this customer resulting in a potential cost to perform this obligation being in excess of expected revenue sources. As a separately priced maintenance agreement, accounting for this contract is under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at the reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability is appropriate. The agreement was renegotiated in April 2014 and the liability was reduced by $80 in the second quarter of 2014. The total liability related to this exposure, as of September 30, 2014, is $333 of which $54 is recorded as a current liability.

In 2012, the Company was notified by the DOE of audits of the Company’s incurred cost submissions associated with various contracts the Company has with the DOE. The Defense Contract Audit Agency (“DCAA”) completed its audit of 2003 in November of 2013 and the outcome of this audit did not result in a cost to the Company. The DCAA is currently auditing the years 2004 through 2007 and an external independent audit firm is auditing 2010. These audits are in various stages of completion and although the Company received information requests from the auditors in 2012, substantive audit procedures did not begin until June 2013. During the third quarter of 2014 there was limited activity on the 2004 audit although there has been no audit activity related to any other year. Although the Company has not received formal notification that such audits are on hold, management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of activity on these audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the three and nine months ended September 30, 2014 was $47 and $132, respectively. Rental expense under these operating lease arrangements for the three and nine months ended September 30, 2013 was $35 and $147, respectively. As described in Note 6 the Company has leased its headquarters and production facility back from the buyer for a five year term. The Company can terminate the lease after two years without penalty. Therefore, only two years of rental expense are included in the table below.

Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

As of September 30, 2014

2014	$137
2015	408
2016	202
2017	4
2018	4
Thereafter	2

Total	$757

If the Company continues to lease the Barre facility after the two year cancellation period, it would have the following additional annual lease payment obligation: 2016 $201, 2017 $345, 2018 $345 and 2019 $162.

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

With origins dating back to 1974 and new turbine development starting in 1977, we have almost 40 years of experience in developing advanced, innovative wind turbines, as well as technology for other applications within clean-energy generation. Currently we are focused on commercializing sales of our next generation wind turbines which are built leveraging our Permanent Magnet Direct-Drive technology which is based on a vastly simplified architecture that utilizes a unique combination of a permanent magnet generator and direct-drive design. This revolutionary approach uses fewer moving parts, and we believe it delivers higher energy capture, and provides increased reliability due to reduced maintenance and downtime costs, all as compared to traditional geared turbines.

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

Since the introduction of our advanced technology turbines in late 2008, we have sold over 500 distributed wind turbines in a combination of 60kW and 100kW models, and shipped more than 370 of such units which have run for an aggregate of over 5 million hours. We have also manufactured and commissioned two prototype 2.3 MW utility-class wind turbines which have several years of cumulative operation experiencing availability in excess of 95%. We have successfully licensed our utility-class technology, on a non-exclusive basis, to a China-based company, China First Heavy Industries (“CFHI”), and have entered into a strategic partnership with a Brazilian-based company, WEG Equipamentos Elétricos S.A. (“WEG”) . Our Brazilian partnership includes exclusive rights to certain components of our technology in Brazil and non-exclusive rights within the remainder of South America. We also enter into technology development service agreements in the renewable energy sector which include microgrid solutions, energy conversion systems, advanced drive-train development, and general technology in a number of related areas including marine turbine design. We accept these engagements when they provide an opportunity to enhance our intellectual patent portfolio and technical expertise, and when they offer meaningful economic benefits to us.

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

How We Conduct Our Business

We manage our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, other products produced and sold to customers, as well as, in the future our direct sales of utility-class turbines. This business line reflects 82% and 92% of our revenues for the three and nine months ended September 30, 2014, respectively, and 91% and 95% for the three and nine months ended September 30, 2013.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 13% and 6% of our revenues for the three and nine months ended September 30, 2014, respectively. We did not recognize any revenue in this business line during the three and nine months ended September 30, 2013.

•	Technology Development — Included in this business line is our development of technology for customers. This business line reflects 5% and 2% of our revenues for the three and nine months ended September 30, 2014, respectively, and 9% and 5% for the three and nine months ended September 30, 2013.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

We have certain customer segments that are specific to each of our business offerings but we also have customers that see significant value in our ability to bring full suite licensing, development and prototype production of projects and therefore leverage offerings across potentially all of these capabilities.

Our international revenue was $11.8 million and $37.5 million for the three and nine months ended September 30, 2014, respectively, and $3.5 million and $8.0 million for the three and nine months ended September 30, 2013, respectively, representing 78% and 88% and 62% and 69% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the United States for the foreseeable future. A proportion of our revenues continue to be denominated in a currency other than our reporting currency, the United States Dollar, decreasing to 22% of total revenues for the three months ended September 30, 2014 as compared to 23% for the same period in 2013; and decreasing to 12% of total revenues for nine months ended September 30, 2014 as compared to 31% of total revenues for the same periods in 2013. We expect to see an increasing proportion of our revenues denominated in Euros and other non-U.S. Dollar currencies over time as we continue to expand our international sales. We do not currently use any instruments to hedge our currency risk, which could therefore subject our results to variation in performance from the fluctuation of such currencies. In the future, we may consider employing hedging strategies to reduce currency fluctuation risk.

We are headquartered in Barre, Vermont with a European sales headquarters in Zurich, Switzerland.

How We Evaluate Our Operations

In managing our business we use a variety of financial and operational metrics to assess our performance, including:

Backlog value of our offerings;

Deferred revenues;

Segment revenue, gross profits, and income (loss) from operations; and

Non-GAAP adjusted EBITDA.

Backlog Value of Our Offerings

We track the value of turbine product orders executed with our customers during a period, as well as the cumulative balance of backlog for all of our offerings as leading indicators of our revenue performance. We consider an order executed when a contract has been duly signed and a deposit for such contract has been received.

•	Turbine Sales — We determine order value for our turbine backlog as the turbine sale price along with our best estimate of other services expected to be rendered such as shipping, installation and other services to ensure the effective initial operation of the turbine. Our backlog of orders for distributed turbines generally, but not always, converts to revenue within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection. We do not include the value of subsequent services such as operations and maintenance support that we might provide for such turbines.

•	Other Product Sales — We track order value of other products that we sell based upon our proprietary technologies in aggregate. Other products include non-turbine products such as maintenance kits, generators, and converters we assemble and sell to customers.

Deferred Revenues

We believe that deferred revenue is a leading indicator of our revenue performance. We present values on our balance sheet as deferred revenue at such time as cash has been collected from our customer and certain aspects of the earnings process have been completed but recognition as revenue has not been achieved in conformity with Generally Accepted Accounting Principles in the United States, or U.S. GAAP. Each of our three customer facing lines typically has deferred revenue balances, including:

•	Product Sales and Services — When sales of our products involve transferring title of the equipment at delivery, which we have determined to be the correct point for recognition of revenue, we present products which have been produced and shipped but not delivered as deferred revenue. We also defer the recognition of revenue for our operations and maintenance services that are performed over a period of time; revenue from such contracts is recognized ratably over the contract period. We present cash values collected from customers of such contracts, net of the related recognized revenue, as deferred revenue.

•	Technology Licensing and Technology Development — Our license and technology development agreements frequently result in our collection of cash for our delivery of certain milestones, however, such milestones do not always reflect the culmination of the earnings process and we therefore present the related cash collections as deferred revenue.

Segment Revenues, Gross Profits, and Income (Loss) from Operations

We define segment gross profit as segment revenues less certain direct cost of sales and services. We define segment income (loss) from operations as segment gross profit less operating expenses excluding non-cash items such as depreciation, amortization, impairments, stock based compensation, and/or restructuring charges. We use these profitability measures internally to track our business performance.

Non-GAAP adjusted EBITDA

We define non-GAAP adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, changes in the fair valuation of certain liability classified instruments, and certain other one-time non-cash charges.

Non-GAAP adjusted EBITDA is a key financial measure used by our management and by external users of our financial statements, such as investors, commercial banks and others, to:

•	assess our operating performance as compared to that of other companies in our industry, without regard to financing methods, capital structure or historical cost basis;

•	assess our ability to incur and service debt and fund capital expenditures; and

•	generate future operating plans and make strategic decisions.

Non-GAAP adjusted EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. Our non-GAAP adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate non-GAAP adjusted EBITDA in the same manner. Some of the limitations in non-GAAP adjusted EBITDA are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	non-GAAP adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	non-GAAP adjusted EBITDA does not include the impact of stock-based compensation;

•	non-GAAP adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate non-GAAP adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization and stock-based compensation, from our non-GAAP adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

Because of the aforementioned limitations, you should consider non-GAAP adjusted EBITDA alongside other financial performance measures, including net income (loss), cash flow metrics and our financial results presented in accordance with U.S. GAAP.

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

Government Policies Including Incentives, Tariffs, Taxes and Duties Affecting the Wind Power Sector

Government incentives continue to be one of the main drivers for developing wind energy technology and increasing capacity. Although government support programs differ from country to country, a number of countries have implemented incentive schemes, thus providing various types of subsidies to wind power developers and long-term tariffs. Historically, we and our customers have benefited from fiscal benefits applicable to investments in the wind power industry by state and local governments in the US and Europe. Changes in these policies have affected, and will continue to affect, the investment plans of our customers and us, as well as our business, financial condition, and results of operations.

Currently there are certain feed-in-tariff regimes in Italy and the United Kingdom supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our turbines and our distributed-class turbines are well suited for these installations, our orders for distributed-class turbines have increased in 2013 and 2014 as compared to prior periods. Published information from the United Kingdom indicates that the feed-in-tariff rates have declined by 10% as of October 2014 and may decline further in April 2015. Italian feed-in-tariff rates will not change through 2015. Recent indications provided by the Italian authorities indicate the feed-in-tariff may be extended until 2020. During this period we expect to continue to expand our product offering and sales force to increase our sales in other regions.

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

International Expansion

We intend to invest in the expansion of our international sales and marketing efforts as we see opportunities for us to expand direct turbine sales, and technology licensing and development offerings. Certain regions are expanding wind power as a source of energy driven either by the natural cost of energy in such regions or by certain incentive regimes. We currently derive a significant proportion of our revenues outside of the United States, and we expect this to continue. We currently intend to increase our sales and marketing investment on targeted regions with strong wind resource within any of Asia, Europe, China, India and Russia.

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

Ability to Design and Market Technologically Advanced and Cost-Competitive Turbine Models

Although we have successfully launched three generations of our distributed wind turbines, our operating results and future growth depend on our ability to continue to develop and license technologies, and market technologically advanced and cost competitive wind turbines. We expect to continue to optimize the performance of our products under diverse operating conditions such as in low and high temperatures, low wind velocity and coastal areas, as well as reduce the cost of our offerings. Our ability to design and develop new products that meet these changing requirements has been and will continue to be critical to our ability to maintain and increase our installed capacity sold and profitability. As a result, we expect to continue to make significant investments in research and development, particularly with respect to designing and developing more technologically advanced and cost-competitive products and core components.

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

Investment in People

We intend to invest in hiring and retaining talented employees to grow our business and increase our revenue. As of September 30, 2014, we had 116 full-time employees, an increase of 14 full-time employees, or approximately 14%, from September 30, 2013. We expect to grow headcount for the foreseeable future as we continue to invest in our business. In addition, we must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

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

Under U.S. GAAP, the Merger, as described above, is considered to be a capital transaction in substance, rather than a business combination. That is, the Merger is equivalent to the issuance of stock by Mira III for the net monetary assets of WPHI accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Merger was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under share reverse takeover accounting, the post reverse acquisition comparative historical financial statements are those of the legal acquiree, WPHI, which is considered to be the accounting acquirer.

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

In November 2013, we adopted the Wind Power Holdings, Inc. 2013 Stock Option and Grant Plan (the “2013 WPHI Plan”). This plan provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants and directors of our company. 4,000,000 shares of WPHI common stock were authorized for issuance under the 2013 WPHI Plan and no options were outstanding as of September 30, 2014 due to the conversion described below.

In December 2013, we commenced an offer to holders of options in our subsidiary option plans to exchange them for options to purchase WPHI common stock to be issued under the 2013 WPHI Plan. The exercise price for the newly-issued stock options for holders accepting the exchange offer was equal to the fair market value of WPHI common stock at the date of the closing of the exchange offer. The newly-issued options were vested to the extent that the exchanged options were vested and will terminate on the same date as the exchanged options. This exchange offer closed in January 2014, and was accepted by virtually all option holders. Holders not accepting such exchange had their awards converted at a value-for-value basis to options in the 2013 WPHI plan and, therefore, at such time the Northern Power Systems, Inc. and Northern Power Systems Utility Scale, Inc., 2011 Stock Option Grant Plans were terminated. Effective with these transactions in January 2014 we no longer had any liability awards and we reclassified any values presented as liabilities for stock-based compensation to additional paid-in capital.

In March 2014, the Toronto Stock Exchange (the “TSX”) informed us that we would be required to reprice the options issued in January 2014 under the 2013 WPHI Plan upon completion of the option exchange described above, so that the exercise price for such options would be equal to the price per equity security sold in our March 2014 private placement, as described below under “Liquidity and Capital Resources – Financing Activities.” Our Board of Directors determined effective the end of March 2014 that they would reprice these options as required by the TSX and as permitted by the option exchange documents, but would not modify the number of shares issued to employees.

As a result of the completion of the exchange offer and the repricing of such offer, we have not incurred any stock compensation modification charges because the comparison of the fair value of the awards immediately before and after the modification resulted in the determination that no such charge existed.

The fair value of new options granted under the 2013 WPHI Plan increased from $1.59 per share at December 31, 2013, to $1.78 per share at March 31, 2014, at which time the plan was terminated. As described below, in April 2014 all outstanding options in the 2013 WPHI Plan were converted to options in the 2014 NPS Corp Plan. During the three months ended September 30, 2014, shares were granted at an average exercise price of $3.63 per share under such plan. Total stock-based compensation expense for these plans is $144 and $746, and $89 and $287 for the three and nine months ended September 30, 2014 and 2013, respectively.

In April 2014, Northern Power Systems Corp. adopted the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (the “NPS Corp Plan”). The NPS Corp Plan provides for the grant of incentive stock options, non-statutory stock options, and other types of share awards to our officers, employees, non-employee directors and consultants. 4,000,000 common shares are reserved for issuance upon the grant or exercise of awards under this plan. All shares in the 2013 WPHI Plan and the WPHI 2008 Equity Incentive Plan were converted to options in the NPS Corp Plan on a value-for-value basis.

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

We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ under different assumptions or conditions. There were no significant changes in the critical accounting policies during the three and nine months ended September 30, 2014, that were disclosed in the Registration Statement on Form 10 (File No. 001-36317) filed by Wind Power Holdings, Inc., the predecessor to Northern Power Systems Corp.

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Overview

Our general activity during the third quarter of 2014 was primarily focused on: expanding our order backlog of distributed turbines in key European markets, continuing to expand our technology licensing and development business, commercializing our next generation platform of our distributed class turbine which is projected to reduce our cost of the turbine while increasing energy capture, and expanding our key leadership resources to expand our sales efforts into new geographies.

Our general activity during the third quarter of 2013 was primarily focused on: transitioning our distributed turbine sales from the United States to Europe, and reducing the cost and increasing the dependability of our distributed-class turbines.

Revenue, Orders and Deferred Revenue

Total revenues from Product Sales and Service, Technology Licensing and Technology Development increased by $9.4 million, or 168%, to $15.0 million for the quarter ended September 30, 2014 from $5.6 million for the quarter ended September 30, 2013. Our overall backlog increased by approximately $11 million or 31% to approximately $47 million at September 30, 2014 as compared to approximately $36 million at September 30, 2013. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the three months ended September 30, 2014 and 2013 is as follows (dollars in millions):

	Three Months Ended September 30,
	2014	2013	Change	% Change
Product Sales and Service	$12.4	$5.1	$7.3	143%
Technology Licensing	1.9	—	1.9	—
Technology Development	0.7	0.5	0.2	40

Total	$15.0	$5.6	$9.4	168%

Product Sales and Service

Product Sales and Service revenue increased by $7.3 million for the three month period ended September 30, 2014 from $5.1 million for the same period in 2013. The increase in our Product Sales and Service revenue was primarily attributed to increased sales of our distributed-class turbine sales which totaled $10.9 million and an increase in sales of non-turbine products which totaled $0.9 million for the three months ended September 30, 2014. In addition related service revenue totaled $0.6 million for the same period. We recognized revenue on fewer sales of our distributed-class turbines which totaled $5.1 million for the three months ended September 30, 2013. There were no sales of non-turbine products for the same period in 2013. The increase in turbine sales period over period is reflective of growth in the business.

During the third quarter ended September 30, 2014, we executed more new distributed-class turbine sales orders in comparison to the same period in 2013. Our deferred revenue balance associated with product sales and related service at September 30, 2014 was $3.8 million which is included in the backlog value disclosed above. At December 31, 2013, such balance was $3.6 million.

Technology Licensing Revenue

Technology Licensing revenue increased by $1.9 million for the three month period ended September 30, 2014 from $0 million for the same period in 2013. This increase is attributed to recognizing $1.5 million in license revenues related to our licensing agreement with WEG along with $0.3 million of associated royalty revenue, as well as $0.1 million in license revenue from other smaller agreements. As of September 30, 2014, $0.5 million of cash collected for the completion of certain milestones associated with our WEG license agreement was recorded on our balance sheet as deferred revenue. Our contract with WEG allows for us to ultimately earn $3.4 million in license fees and in excess of $10 million in royalty revenues over time, for the license of our 2.1MW platform exclusively in Brazil and non-exclusively in the rest of South America. Our deferred revenue balance associated with Technology Licensing was $0.9 million as of September 30, 2014 which is included in the backlog value as disclosed above. At December 31, 2013, such balance was $1.7 million.

Technology Development Revenue

Technology Development revenue increased to $0.7 million for the three month period ended September 30, 2014 from $0.5 million for the same period in 2013. This increase is attributed to recognizing a small proportion of revenue related to our contract with WEG, to develop a 3.3 MW turbine and other contract technology development activities during the period. We determined that the contract payment milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. As of September 30, 2014, $1.8 million of cash collected for certain milestones was recorded as deferred revenue. Our deferred revenue balance associated with Technology Development was $1.9 million as of September 30, 2014 which is included in the backlog value as disclosed above. At December 31, 2013, such balance was $0.

Cost of Goods Sold and Cost of Service Revenues

Cost of goods sold and cost of services revenues collectively increased by $5.3 million or 108% in the three months ended September 30, 2014 to $10.2 million as compared to $4.9 million in the three months ended September 30, 2013.

A comparison of our costs of goods sold and cost of services for the three months ended September 30, 2014 and 2013 is as follows (dollars in millions):

	Three Months Ended September 30,
	2014	2013	Change	% Change
Product Sales and Service	$9.7	$4.5	$5.2	116%
Technology Licensing	0.1	—	0.1	—
Technology Development	0.2	0.1	0.1	100
Shared Service	—	0.1	(0.1)	(100)
Unallocated	0.2	0.2	—	—

Total	$10.2	$4.9	$5.3	108%

Product Sales and Service Cost of Goods and Costs of Service Sold

The increase in product sales and service cost is primarily attributed to the recognition of more sales of our distributed-class turbine and increased sales of non-turbine products for the three months ended September 30, 2014 as compared to the same period in 2013. Our cost of goods sold was $9.0 million for product sales along with $0.7 million of related service costs for the three months ended September 30, 2014 compared to $3.7 million for product sales along with $0.8 million of related service costs for the same period in 2013.

Technology Licensing Cost of Service

Technology licensing cost of services for the three month period ended September 30, 2014 increased by $0.1 million to $0.1 million from $0 for the same period in 2013. The increase reflects higher costs associated with increased license technology activity in the three months ended September 30, 2014.

Technology Development Cost of Service

Technology development cost of services was $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013. This change reflects increasing technology development activities related to the WEG 3.3 MW agreement.

Shared Service

Shared service for the three month period ended September 30, 2014 decreased by $0.1 million to $0 million from $0.1 million for the same period in 2013 principally driven by slightly lower information technology expenses.

Unallocated

The costs from unallocated expenses were unchanged at $0.2 million for the three months ended September 30, 2014 and 2013.

Segment Gross Profit (Loss) (dollars in millions)

	Three Months Ended September 30,
	2014	2013	Change	% Change
Product Sales and Service	$2.7	$0.6	$2.1	350%
Technology Licensing	1.8	—	1.8	—
Technology Development	0.5	0.4	0.1	25
Shared Service	—	(0.1)	0.1	100
Unallocated	(0.2)	(0.2)	—	—

Total	$4.8	$0.7	$4.1	586%

Product Sales and Service

Gross profit from product sales and service for the three months ended September 30, 2014 increased by $2.1 million to $2.7 million compared to $0.6 million for the same period in 2013 principally due to an increase in sales of distributed-class turbines and non-turbine products of $7.3 million partially offset by higher cost of goods sold of $5.2 million in the three months ended September 30, 2014.

Technology Licensing

Gross profit from technology licensing for the three month period ended September 30, 2014 increased by $1.8 million to $1.8 million from a gross profit of $0 for the same period in 2013. The increase in gross profit is principally due to the $1.9 million increase in revenue from license fees partially offset by $0.1 million higher cost of sales in 2014.

Technology Development

Gross profit from technology development in the three months ended September 30, 2014 increased by $0.1 million to $0.5 million compared to $0.4 million for the same period in 2013. The increase in gross profit is principally due to a $0.2 million increase in revenue from contract development activities.

Shared Service

Gross loss from shared services decreased by $0.1 million to $0 million in the three months ended September 30, 2014 compared to ($0.1) million for the same period in 2013.

Unallocated

The gross loss from unallocated expenses was unchanged at $(0.2) million for the three months ended September 30, 2014 and 2013.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $0.5 million or 63% to $1.3 million for the three months ended September 30, 2014 from $0.8 million for the same period in 2013. The increase in research and development expenses is due in part to a higher proportion of our engineering workforce providing research and development support to manufacturing for our next generation distributed class turbine as compared to the prior period.

Sales and Marketing

Sales and marketing expenses increased by $0.3 million or 43% to $1 million for the three months ended September 30, 2014 from $0.7 million for the same period in 2013. The increase in sales and marketing expenses was driven by a net expansion in global sales and marketing resources.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million or 35% to $2.3 million for the three months ended September 30, 2014 from $1.7 million for the same period in 2013. The increase in our general and administrative expenses is primarily explained by an increase of $0.3 million in professional fees and consultant expenses and a $0.3 million increase in other operating expenses.

Income (Loss) from Operations

Income from operations was $0.2 million for the three months ended September 30, 2014 compared to ($2.5) million for the same period in 2013, an improvement of $2.7 million. The improvement is principally due to the increase in gross profit of $4.1 million partially offset by increases in R&D expense of $0.5 million, consulting and professional fees of $0.4 million, compensation of benefits of $0.2 million along with increases in other operating expenses of $0.3 million due to business expansion.

Segment Income (Loss) from Operations (dollars in millions)

	Three Months Ended September 30,
	2014	2013	Change	% Change
Product Sales and Service	$0.6	$(0.1)	$0.7	700%
Technology Licensing	1.7	(1.0)	2.7	270
Technology Development	0.6	0.3	0.3	100
Shared Service	(2.2)	(1.6)	(0.6)	(38)
Unallocated	(0.5)	(0.1)	(0.4)	(400)

Income (loss) from operations	$0.2	$(2.5)	$2.7	108%

Product Sales and Service

Income from operations from product sales and service for the three months ended September 30, 2014 increased by $0.7 million to $0.6 million compared to income from operations of ($0.1) million for the same period in 2013 principally due to the improved gross profits from increased sales partially offset by increased operating expenses attributable to product sales and service.

Technology Licensing

Income from operations from technology licensing for the three months ended September 30, 2014 increased by $2.7 million to $1.7 million compared to a loss from operations of ($1.0) million for the same period in 2013 principally due to higher gross profit offset by higher research and development and sales and marketing expenses attributable to technology licensing in the three months ended September 30, 2014.

Technology Development

Income from operations from technology development for the three months ended September 30, 2014 increased by $0.3 million to $0.6 million compared to $0.3 million for the same period in 2013, principally due to higher gross profit from contract technology development services in 2014.

Shared Service

Corporate shared general and administrative loss for the three months ended September 30, 2014 increased by $0.6 million to ($2.2) million compared to ($1.6) million for the same period in 2013 principally due to increased professional fees and consulting expenses of $0.2 million, an increase of $0.1 million in compensation and benefits expense, and $0.3 million increase in other shared service expenses related to increased business activity.

Unallocated

The loss from unallocated expenses for the three months ended September 30, 2014 were ($0.5) million compared to ($0.1) million for the same period in 2013 principally due to an increase in international sales tax related payments in 2014 of $0.2 million as well as an increase in other unallocated expenses of $0.2 million attributable to increased business activity

The table below breaks out the unallocated expenses by category for the periods reported:

	Three Months Ended September 30,
	2014	2013	Change	% Change

Depreciation and amortization	$0.2	$0.3	$(0.1)	(33)%
Stock-based compensation	0.1	0.1	—	—
Other	0.2	(0.3)	0.5	167

Total charges	$0.5	$0.1	$0.4	400%

Other Expense and Income Tax Expense

Other expense decreased by $0.5 million or 83% to $0.1 million for the three months ended September 30, 2014 as compared to $0.6 million for the three months ended September 30, 2013. This decrease is primarily the result of no expense related to the fair value of our Series C-2 warrant liability in the three months ended September 30, 2014 when compared to the same period in 2013, as the warrants were converted to equity in September of 2013.

Income taxes were $0.4 million for the three months ended September 30, 2014 and $0 for the same period in 2013. The increase is the result of Brazilian tax expense incurred on certain types of revenue earned within Brazil.

Net Loss

Net loss decreased by $2.8 million or 90%, to ($0.3) million for the three months ended September 30, 2014 from a net loss of ($3.1) million for the same period in 2013. The decrease is primarily due to the decrease in loss from operations of $2.7 million and a decrease in other income expense and income tax expense of of $0.1 million.

Non-GAAP Measures

Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The non-GAAP measures included in this Form 10-Q, however, should be considered in addition to, and not as a substitute for or superior to the comparable measure prepared in accordance with U.S. GAAP. We utilize the non-GAAP measure of non-GAAP adjusted EBITDA which we define as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, changes in the fair valuation of certain liability classified instruments, and certain other one-time non-cash charges.

Non-GAAP adjusted EBITDA Income (Loss) (dollars in millions)

	Three Months Ended September 30,
	2014	2013
Net loss	$(0.3)	$(3.1)
Provision for income tax	0.4	—
Interest expense	0.1	0.1
Depreciation and amortization	0.2	0.2
Stock-based compensation	0.1	0.1
Change in fair value of warrants	—	0.5

Total noncash addbacks (reductions)	0.8	0.9

Adjusted EBITDA Income (loss)	$0.5	$(2.2)

Non-GAAP adjusted EBITDA was income of $0.5 million for the three months ended September 30, 2014 and a loss of ($2.2) million for the same period in 2013. The change in non-GAAP adjusted EBITDA Loss is primarily attributable to the decrease in net loss resulting from higher sales in 2014.

Results of Operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Overview

Our general activity during the first nine months of 2014 was primarily focused on: concluding our capital raise and public listing on the TSX, expanding our order backlog of distributed turbines in key European markets, continuing to expand our technology licensing and development business including closing a 3.3 MW development agreement with WEG, building our first prototypes of our next generation platform of our distributed class turbine which is projected to reduce our cost of the turbine while increasing energy capture, and expanding our key leadership resources to expand our sales efforts into new geographies.

Our general activity during the first nine months of 2013 was primarily focused on: transitioning our distributed turbine sales from the United States to Europe, reducing the cost and increasing the dependability of our distributed-class turbines, and executing certain significant licensing and development contracts.

Revenue, Orders and Deferred Revenue

Total revenues from Product Sales and Services, Technology Licensing and Technology Development increased by $31.0 million, or 267%, to $42.6 million for the nine months ended September 30, 2014 from $11.6 million for the nine months ended September 30, 2013. Our overall backlog increased by approximately $11 million or 31% to approximately $47 million at September 30, 2014 as compared to approximately $36 million at September 30, 2013. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the nine months ended September 30, 2014 and 2013 is as follows (dollars in millions):

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Product Sales and Service	$39.0	$11.1	$27.9	251%
Technology Licensing	2.5	—	2.5	—
Technology Development	1.1	0.5	0.6	120

Total	$42.6	$11.6	$31.0	267%

Product Sales and Service

Product Sales and Service revenue increased by $27.9 million for the nine month period ended September 30, 2014, from $11.1 million for the same period in 2013. The increase in our Product Sales and Service revenue was primarily attributed to recognizing revenue on higher sales of our distributed-class turbines which totaled $32.8 million and an increase in sales of our non-turbine products which totaled $4.7 million for the nine months ended September 30, 2014 as compared to $10.4 million and $0 million for turbines and non-turbine products, respectively, for the nine months ended September 30, 2013. In addition related service revenue totaled $1.5 million for the nine month period ended September 30, 2014, and $0.7 million for the same period in 2013. The increase in turbine sales period over period is reflective of growth in the business as well as the recognition of revenue for certain distributed-class turbines which were delivered just after the end of our 2013 year-end.

During the nine months ended September 30, 2014, we executed more new distributed-class turbine sales orders in comparison to the same period in 2013. Our deferred revenue balance associated with Product Sales and Service at September 30, 2014 was $3.8 million which is included in the backlog value disclosed above. At December 31, 2013 such balance was $3.6 million.

Technology Licensing Revenue

Technology Licensing revenue increased by $2.5 million for the nine month period ended September 30, 2014 from $0 million for the same period in 2013. This increase is attributed to recognizing $1.5 million in revenues related to our licensing agreement with WEG along with $0.3 million of associated royalty revenue, the license fees related to a $0.6 million generator development agreement entered into in 2013, as well as $0.1 million in license fees from other smaller license agreements. As of September 30, 2014, we recorded $0.5 million in deferred revenue for cash collected for certain milestones associated with our WEG license, which will be recognized as revenue when the milestones are complete. Our contract with WEG allows for us to ultimately earn $3.4 million in license fees and in excess of $10 million in royalty revenues over time, for the license of our 2.XMW platform exclusively in Brazil and non-exclusively in the rest of South America. Our deferred revenue balance associated with Technology Licensing was $0.9 million as of September 30, 2014 which is included in the backlog value as disclosed above. At December 31, 2013, such balance was $1.7 million.

Technology Development Revenue

Technology Development revenue increased by $0.6 million for the nine month periods ended September 30, 2014 from $0.5 million for the same period in 2013. This increase is attributed to recognizing various contract technology development revenue as well as a proportion of revenue related to a contract with WEG, to develop a 3.3 MW turbine in 2014. We determined that the contract milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. As of September 30, 2014, $1.5 million of cash collected for certain milestones was recorded as deferred revenue. Our deferred revenue balance associated with Technology Development was $1.9 million as of September 30, 2014 which is included in the backlog value as disclosed above. At December 31, 2013, such balance was $0.

Cost of Goods Sold and Cost of Service Revenues

Cost of goods sold and cost of services revenues collectively increased by $23.2 million or 209% in the nine months ended September 30, 2014 to $34.3 million as compared to $11.1 million in the nine months ended September 30, 2013.

A comparison of our costs of goods sold and cost of services for the nine months ended September 30, 2014 and 2013 is as follows (dollars in millions):

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Product Sales and Service	$32.6	$9.9	$22.7	229%
Technology Licensing	0.6	0.3	0.3	100
Technology Development	0.3	0.1	0.2	200
Shared Service	0.1	0.2	(0.1)	(50)
Unallocated	0.7	0.6	0.1	17

Total	$34.3	$11.1	$23.2	209%

Product Sales and Service Cost of Goods and Costs of Service Sold

The increase in product sales and service cost is primarily attributed to the recognition of a higher volume related to our distributed-class turbine sales and increase sales of non-turbine products for the nine months ended September 30, 2014 as compared to the same period in 2013. Our cost of goods sold was $30.6 million for product sales along with $2.0 million of related service costs for the nine months ended September 30, 2014 and $8.5 million for product sales and $1.4 million for related service costs for the same period in 2013.

Technology Licensing Cost of Service

Technology licensing cost of services for the nine month period ended September 30, 2014 increased by $0.3 million to $0.6 million from $0.3 million for the same period in 2013. The increase reflects higher costs associated with increased license technology activity in the nine months ended September 30, 2014.

Technology Development Cost of Service

Technology development cost of services for the nine month period ended September 30, 2014 increased by $0.2 million to $0.3 million from $0.1 million for the same period in 2013. This increase is related to beginning work on development of a 3.3 MW turbine for WEG and an increase in other development activity.

Shared Service

Shared service for the nine month period ended September 30, 2014 decreased by $0.1 million to $0.1 million from $0.2 million for the same period in 2013 principally driven by slightly lower information technology expense allocation in 2014.

Unallocated

The costs from unallocated expenses increased by $0.1 million to $0.7 million compared to $0.6 million for the nine months ended September 30, 2014 and 2013, respectively principally driven by slightly higher depreciation expense related to the abandonment of an asset used as service equipment.

Segment Gross Profit (Loss) (dollars in millions)

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Product Sales and Service	$6.4	$1.2	$5.2	433%
Technology Licensing	1.9	(0.3)	2.2	733
Technology Development	0.8	0.4	0.4	100
Shared Service	(0.1)	(0.2)	0.1	50
Unallocated	(0.7)	(0.6)	(0.1)	(17)

Total	$8.3	$0.5	$7.8	1,560%

Product Sales and Service

Gross profit from product sales and service for the nine months ended September 30, 2014 increased by $5.2 million to $6.4 million compared to $1.2 million for the same period in 2013 principally due to an increase in sales of distributed-class turbines and non-turbine products of $27.9 million offset by higher cost of goods sold of $22.7 million in the nine months ended September 30, 2014.

Technology Licensing

Gross profit from technology licensing for the nine month period ended September 30, 2014 increased by $2.2 million to $1.9 million from a loss of ($0.3) million for the same period in 2013. The improvement is principally due to higher revenue recognition in 2014.

Technology Development

Gross profit from technology development for the nine months ended September 30, 2014 increased by $0.4 million to $0.8 million compared to $0.4 million for the same period in 2013, principally due to higher revenues from contract technology development services in 2014.

Shared Service

Gross loss from shared service for the nine month period ended September 30, 2014 decreased by $0.1 million to ($0.1) million from ($0.2) million for the same period in 2013 principally driven by slightly lower information technology expense allocation in 2014.

Unallocated

Gross loss from unallocated expenses increased by $0.1 million to ($0.7) million compared to ($0.6) million for the nine months ended September 30, 2014 and 2013, respectively principally driven by slightly higher depreciation expense related to the abandonment of an asset used as service equipment.

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $0.7 million or 25% to $3.5 million for the nine months ended September 30, 2014 from $2.8 million for the same period in 2013. The increase in research and development expenses is due in part to a higher proportion of our engineering workforce providing research and development support to manufacturing for our next generation distributed class turbine as compared to the prior period.

Sales and Marketing

Sales and marketing expenses increased by $0.7 million or 35% to $2.7 million for the nine months ended September 30, 2014 from $2.0 million for the same period in 2013. The increase in sales and marketing expenses was driven by a net expansion in global sales and marketing resources.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million or 45% to $6.8 million for the nine months ended September 30, 2014 from $4.7 million for the same period in 2013. The increase in our general and administrative expenses is primarily explained by an increase of $1.0 million increase in professional fees and consultant expenses, as well as a $0.5 million in compensation and benefits along with a $0.6 million increase in travel expenses and other expenses.

Loss from Operations

Our loss from operations decreased by $4.4 million to ($4.8) million for the nine months ended September 30, 2014 compared to ($9.1) million for the same period in 2013. The decrease in loss is principally due to the increase in gross profit of $7.8 million partially offset by a $1.6 million increase in professional fees and consulting expense, a $1.0 million increase in R&D expense, a $0.4 million increase in compensation and benefits, and a $0.4 million increase in other operating expenses.

Segment Income (Loss) from Operations (dollars in millions)

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Product Sales and Service	$0.8	$(2.4)	$3.2	133%
Technology Licensing	1.4	(1.4)	2.8	200
Technology Development	0.8	0.3	0.5	167
Shared Service	(6.1)	(4.6)	(1.5)	(33)
Unallocated	(1.7)	(1.0)	(0.7)	(70)

Loss from operations	$(4.8)	$(9.1)	$4.3	47%

Product Sales and Service

Income from operations from product sales and service for the nine months ended September 30, 2014 increased by $3.2 million to income of $0.8 million compared to a ($2.4) million loss for the same period in 2013 principally due to the increase in gross profit of $5.2 million from increased sales partially offset by increased operating expenses of $2.2 million attributable to product sales and service, to support the increase in business activity in 2014.

Technology Licensing

Income from operations from technology licensing for the nine months ended September 30, 2014 increased by $2.8 million to income of $1.4 million compared to a ($1.4) million loss for the same period in 2013 due to higher gross profit and lower operating expenses for research and development expenses attributable to technology licensing, in the nine months ended September 30, 2014.

Technology Development

Income from operations from technology development for the nine months ended September 30, 2014 increased by $0.5 million to $0.8 million compared to $0.3 million for the same period in 2013 principally due to higher gross profit in 2014.

Shared Service

Corporate shared general and administrative loss for the nine months ended September 30, 2014 increased by $1.5 million to ($6.1) million compared to ($4.6) million for the same period in 2013 principally due to increased consulting and professional fee expenses of $1.0 million and other corporate and shared service expenses of $0.5 million.

Unallocated

The loss from unallocated expenses for the nine months ended September 30, 2014 increased by $0.7 million to ($1.7) million compared to ($1.0) million in the same period in 2013 due to an increase of $0.4 million in stock compensation expense related to option grants to our board of directors and depreciation expense and an increase of $0.3 million in other unallocated expense.

The table below breaks out the unallocated expenses by category for the periods reported.

	Nine Months Ended September 30,
	2014	2013	Change	% Change

Depreciation and amortization	$0.8	$0.8	$—	—%
Stock-based compensation	0.7	0.3	0.4	133
Other	0.2	(0.1)	0.3	300

Total charges	$1.7	$1.0	$0.7	70%

Other Expense and Income Tax Expense

Other expense increased by $0.2 million or 200% to $0.3 million of other expense for the nine months ended September 30, 2014 as compared to $0.1 million of other income for the nine months ended September 30, 2013. This increase is primarily the result of a $0.2 million reduction in the benefit related to change in the fair value of our Series C-2 warrant liability.

Income tax expense was $0.4 million for the nine months ended September 30, 2014 and $0 for the same period in 2013. The increase is the result of Brazilian tax expense incurred on certain types of revenue earned within Brazil.

Net Loss

Net loss decreased by $3.8 million or 40%, to ($5.5) million for the nine months ended September 30, 2014 from a net loss of ($9.3) million for the same period in 2013.

The decrease in our net loss for the nine months ended September 30, 2014, is primarily due to the decrease in loss from operations of $4.3 million partially offset by an increase in other expense of $0.7 million.

Non-GAAP Measures

Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The non-GAAP measures included in this Form 10-Q, however, should be considered in addition to, and not as a substitute for or superior to the comparable measure prepared in accordance with U.S. GAAP. We utilize the non-GAAP measure of non-GAAP adjusted EBITDA which we define as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, changes in the fair valuation of certain liability classified instruments, and certain other one-time non-cash charges.

Non-GAAP adjusted EBITDA (Loss) (dollars in millions)

	Nine Months Ended September 30,
	2014	2013
Net loss	$(5.5)	$(9.3)
Provision for income tax	0.4	—
Interest expense	0.4	0.2
Depreciation and amortization	0.8	0.8
Stock-based compensation	0.7	0.3
Change in fair value of warrants	—	(0.2)

Total noncash addbacks	2.3	1.1

Adjusted EBITDA Loss	$(3.2)	$(8.2)

Non-GAAP adjusted EBITDA was a loss of ($3.2) million for the nine months ended September 30, 2014 and ($8.2) million for the same period in 2013. The change in non-GAAP adjusted EBITDA loss is primarily attributable to a decrease in net loss resulting from higher sales in 2014.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data

	Nine Months Ended September 30,
	2014	2013
Net loss	$(5.5)	$(9.3)
Net cash used in operating activities	(12.0)	(5.9)
Net cash provided by (used in) investing activities	0.5	(0.2)
Net cash provided by financing activities	23.2	6.6

Cash and Cash Equivalents

Effective September 30, 2014, we had cash and cash equivalents of $16.3 million of which $0.3 million was held by a foreign holding company and subsidiary. We had cash but no cash equivalents for the same period in 2013.

Prior to April 16, 2014, our principal source of liquidity had been private sales of convertible preferred stock. From inception to December 31, 2013, we completed four rounds of equity financing through issuance of our convertible preferred stock with total cash proceeds to us of $123.0 million. We also issued convertible notes totaling $6.5 million in two offerings during the year ended December 31, 2013. During the nine months ended September 30, 2014, we closed on a $19.6 million private placement in connection with a reverse takeover transaction. Proceeds from our financing transactions have been used primarily to fund working capital needs and our operations. With the closure of our capital raise transaction as described below in Financing Activities and the receipt of the gross proceeds of $22.3 million on April 16, 2014, along with the availability of a $6 million working capital line of credit as of September 30, 2014, we believe that our available cash and availability under our line of credit will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, for at least one year from the date of issuance of these financial statements.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, impairment losses, stock based compensation, and changes in working capital and other activities.

For the nine months ended September 30, 2014, net cash used in operating activities increased by $6.1 million to $12.0 million from $5.9 million for the nine months ended September 30, 2013. The increase in cash used in operating activities for 2014 is primarily due to the effect of changes in operating assets and liabilities resulting in a cash outflow of $8.4 million. Included in these changes were a $3.6 million increase in inventory driven by higher order volume, a $2.8 million increase in accounts receivable and an increase in unbilled revenues of $1.3 million which is partially offset by an increase in related rebates of $1.1 million, and a decrease of $4.1 million in customer deposits resulting from higher revenue recognition and the reclassification of some deposits to deferred revenue due to achieving shipment milestones. This increase of working capital was offset by an increase in deferred revenue and accrued expenses.

Investing Activities

Net cash provided by (used in) investing activities was $0.5 million and ($0.2) million for the nine months ended September 30, 2014 and 2013, respectively. Cash provided by investing activities in 2014 consisted of gross proceeds of $1.3 million from the sale of our manufacturing facility in June 2014. A portion of such proceeds were used to payoff of the VEDA mortgage balance as described below. The increase in cash provided by investing activities for the first nine months of 2014 was partially offset by a $0.7 million increase in fixed asset purchases. Cash used in investing activities consisted of purchasing certain equipment required to maintain operations.

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

Certain equity proceeds were deposited with a financial institution totaling $14 million, of which $7.4 million was put into FDIC insured bank deposits and the remaining $6.6 million was put into FDIC insured Certificates of Deposits. The balance of certificates of deposits with said financial institutions was $9.3 million as of September 30, 2014. These funds are recorded on our balance sheet at September 30, 2014 as an element of cash and cash equivalents. We define cash equivalents are defined as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments.

For the nine months ended September 30, 2014, net cash provided by financing activities was $23.2 million compared to net cash provided of $6.6 million for the nine months ended September 30, 2013. The change was due to the proceeds from our equity transaction as described above partially offset by payoff of the VEDA mortgage balance. Further, we borrowed $4.0 million on our working capital revolving line during the nine months ended September 30, 2014.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at September 30, 2014 or December 31, 2013.

Contractual Obligations

As described below our long-term debt obligations were zero as of September 30, 2014. We have $4.0 million outstanding on our working capital revolving line of credit and a $1.0 million outstanding performance letter of credit guarantee which is described below in the Comerica Credit Facility section.

On April 16, 2014, at the closing of our reverse takeover transaction our convertible note obligations met the automatic conversion criteria contained within the note agreement of an equity financing resulting in aggregate gross proceeds of at least $10.0 million. As a result, these notes converted to capital stock upon such closing. The convertible notes were collateralized by a pledge of the capital stock of the Company and certain intellectual property of the Company.

Our mortgage on our production facility is with the Vermont Economic Development Authority (VEDA). The VEDA mortgage was a variable interest rate loan bearing interest of 3.75%, maturing on October 6, 2015. During June 2014 we sold the facility and paid off the mortgage obligation. There were no early payment penalties on the mortgage. Contemporaneously, we leased the facility back from the buyer for a five year term. We have the right to terminate the lease without penalty upon at least six months’ prior notice effective at the end of the second, third or fourth year of the lease term.

Comerica Credit Facility

During the fourth quarter of 2013, we had increased our foreign working capital revolving line with Comerica Bank to $6.0 million. This line is guaranteed by the U.S. Export-Import Bank, as well as by the Company. At September 30, 2014, we had a net maximum supported borrowing base of $5.0 million. We borrowed $4.0 million during the nine months ended September 30, 2014. We borrowed and repaid a total of $2.5 million during the year ended December 31, 2013. The foreign working capital revolving line of credit with Comerica was scheduled to mature on June 30, 2014. We negotiated a revised credit facility prior to such maturity date with Comerica for the amount of $6.0 million. The renewed facility matures on June 30, 2015. In order to facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. The warranty letter of credit guarantees uptime and power curve performance over a one year period starting at commissioning date. Our performance and warranty letters of credit reduce the borrowing base by 25% and 75% of face value, respectively. In addition, the company must provide 25% cash collateral for the warranty letters of credit. At September 30, 2014 we had $1.0 million of such performance guarantees outstanding with one customer.

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

For the nine months ended September 30, 2014, we were in compliance with all covenants under this credit facility. Our MIRA III reverse takeover did not change our bank covenants.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Company as defined by 229.10(f)(1)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Northern Power Systems Corp.
(Registrant)

Date: November 13, 2014	By:	/s/ Troy C. Patton
Troy C. Patton
Chief Executive Officer

Date: November 13, 2014	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Chief Executive Officer—Certification pursuant to Rule13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.					**

101.SCH	XBRL Taxonomy Extension Schema Document.					**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					**

101.DEF	XBRL Definition Linkbase Document.					**

101.LAB	XBRL Taxonomy Label Linkbase Document.					**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					**

*	Furnished herewith
**	Submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 and (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the year ended December 31, 2013 and the nine months ended September 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.