Form 10-K
period 2014-12-31
Northern Power Systems Corp.
filed 2015-03-31
CIK 1605997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-55184

NORTHERN POWER SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1181717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29 Pitman Road Barre, Vermont	05641
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (802) - 461-2955

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Shares. no par value per share	Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.     Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act     Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The aggregate market value of common shares held by non-affiliates of the registrant based on the price at which the common shares were last sold as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, and based on an exchange rate of CDN $1.06 per $1.00, was approximately $39.2 million. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

As of March 26, 2015, there were 22,765,949 shares of the registrant’s common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition or results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K . Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include statements about:

•	our ability to compete with other companies that are developing or selling products and services that are competitive with ours;

•	our ability to grow our active customer base;

•	our expectations on growth in our target markets;

•	our plans to continue to invest in and develop technology and services for our markets;

•	our ability to establish new partnerships;

•	our ability to expand into new markets;

•	our ability to maintain or source third-party manufacturing and supply chains;

•	the timing of expected introductions of new or enhanced services;

•	the timing of expected announcements regarding feed-in-tariff and other governmental programs;

•	our ability to attract and retain key personnel; and

•	other factors discussed elsewhere in this Annual Report on Form 10-K

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not occur.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This Annual Report on Form 10-K also contains statistical data, estimates and forecasts that are based on independent industry publications or other publicly available information, while other information is based on our internal sources. Although we believe that these third-party sources referred to in this Annual Report on

Form 10-K are reliable, we have not independently verified the information provided by these third parties. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K , their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under “Risk Factors.”

Unless the context otherwise requires, the terms “we,” “us,” “the company” and “our” in this Annual Report on Form 10-K refer to Northern Power Systems Corp. and its subsidiaries.

PART I

Item 1.	Business

Company Overview

We are a growing provider of advanced renewable power creation and power conversion technology for the energy sector. We design, manufacture and service next-generation Permanent Magnet Direct-Drive, or PMDD, wind turbines for the distributed wind market, and we currently license our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers on a global basis. We also provide technology development services for a wide variety of energy applications. With our predecessor companies dating back to 1974 and our new turbine development since 1977, we have decades of experience in developing advanced, innovative wind turbines, as well as technology for power conversion and integration with other energy applications. Since 2008, we have invested more than $130 million in developing and commercializing our wind turbine platforms.

Our PMDD wind turbine technology is based on a simplified architecture that utilizes a unique combination of a permanent magnet generator and direct-drive design. The permanent magnet generator provides higher efficiency and higher energy capture than units that utilize a traditional gearbox design. Importantly, the direct-drive design of our turbine utilizes significantly fewer moving parts than traditional geared turbines, which increases reliability due to reduced maintenance and downtime costs.

The substantial majority of our current sales are in the small wind subset of the distributed wind market, which commonly consists of turbines with rated capacities of 500 kW output or smaller. Based on the number of turbines that we have sold and installed to date, we consider ourselves a leader in the U.S., U.K., and Italy in the larger energy output sub-segment of this market, which comprises turbines ranging in size from 50 kW to 100 kW. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 440 of these turbines. To date, these shipped units have run for over six and a half million hours in the aggregate. Our distributed wind customers include financial investors and project developers which deploy our turbines to provide power for farms, remote villages, schools, small businesses, and U.S. military installations.

We have developed a 2 MW turbine platform with three wind-speed regime variants based upon our PMDD technology, of which the 2.3 MW variant is certified to International Electrotechnical Commission, or IEC, standard 61400-1 by Det Norske Veritas, or DNV, a globally recognized certification firm. In 2013, we launched a strategy of partnering with large-scale manufacturers in developing regions, starting with a multi-billion dollar (in revenue) industrial equipment manufacturer based in Brazil (WEG Equipamentos Elétricos S.A., or WEG). We have licensed our technology to WEG exclusively for Brazil, but retain our right to sell Northern Power-branded utility-class turbines produced by WEG on a rest-of-world basis. WEG has accumulated a backlog of orders comprising over 500 MW of turbines built using our design. The first twelve of these were installed in 2014 and WEG’s stated production rate at the end of the first quarter of 2015 was 2 per week. We are also seeking a limited number of similar partnership structures in other regional geographies, through which we intend that other large-scale manufacturers will produce and sell turbines for their domestic market. We believe this approach will allow us to participate in the utility-class wind turbine market without a significant investment in capital equipment that would otherwise be required. In addition to wind turbine development, we provide technology development services to customers to develop products and technology for a variety of complex energy applications, including energy storage, microgrids, and grid stabilization. While the customer owns the developed technology for a limited field of use, we typically maintain a license for all other applications and all other markets. While we do not expect material revenue from our development services, these services fund the expansion of our intellectual property portfolio. We have been developing our power converter technology since the early 2000s and currently sell our MW power converters under the branded name of FlexPhase. We have offerings that range in size from 110 kVA to 1.3 MVA, and that can be readily paralleled for applications of 5 MW and above. Our power converters are modular in nature allowing for a common platform to service multiple applications. As of December 31, 2014, we have deployed over 100 MW of products based on this technology and intend to commercialize sales of these products outside of the wind industry.

For the years ended December 31, 2014 and 2013, we generated $56.5 million, and $20.6 million in revenue, respectively. For the years ended December 31, 2014 and 2013 we incurred net losses of $7.9 million, and $14.1 million, respectively. We were originally incorporated in Delaware on August 12, 2008 as Wind Power Holdings, Inc., or WPHI. On April 16, 2014, we (as WPHI) completed a reverse takeover transaction, or RTO, with Mira III Acquisition Corp., a Canadian capital pool company incorporated in British Columbia, Canada, or Mira III, whereby all of the equity securities of WPHI were exchanged (as described below) for common shares and restricted voting shares of Mira III, which became the holding company of our corporate group. In connection with the RTO, Mira III changed its name to Northern Power Systems Corp., the WPHI business became Mira III’s operating business, the WPHI directors and officers became Mira III’s directors and officers, and the WPHI historical consolidated financial statements included in this Annual Report on Form 10-K became the historical consolidated financial statements of Northern Power Systems Corp. Also in connection with the RTO, we completed a CDN$24.5 million private placement whereby we issued 6,125,000 subscription receipts.

Immediately prior to the RTO, the shares of common stock of WPHI, or WPHI Shares, were consolidated on a 1.557612-to-1 basis and then all of WPHI’s outstanding senior secured convertible notes automatically converted into an aggregate of 3,384,755 WPHI Shares. Additionally, each subscription receipt issued in the private placement converted into one WPHI Share. In connection with the RTO, each WPHI Share held by U.S. residents who are accredited investors were exchanged for 0.72742473 of our restricted voting shares and 0.27257527 of our common shares. All other issued and outstanding WPHI Shares were exchanged for our common shares on a 1-to-1 basis. Additionally, all outstanding options to purchase WPHI Shares were exchanged and cancelled for options to purchase our common shares on a 1-to-1 basis with terms substantially the same to the options being exchanged.

Our Products and Services

We have three operating business lines, which include product sales and service, technology licensing, and technology development, in addition to a shared services segment.

Product Sales and Service

Distributed Wind

We have developed two wind turbine platforms for the distributed wind market which we manufacture and sell on a global basis. Our 100 kW and 60 kW turbines, which we market under the names NPS 100 and NPS 60, generate electricity for use by farms, remote villages, schools, small businesses and U.S. military installations. These wind turbines are currently generating electricity in the U.S., U.K., Italy, certain Caribbean nations, including the Bahamas and the U.S. Virgin Islands, Canada, and South Korea. The NPS 100-21 is designed for high wind sites and is also available in an Arctic configuration for use in extreme temperatures. The NPS 100-24 is designed to deliver optimal power generation in low to moderate wind speeds. For the European market, we offer the NPS 60 turbine, which is designed to capture optimal power generation at lower wind speeds and targeted at markets where grid connection capacity is a constraint. All of our distributed-class wind turbines are available with three different tower heights to maximize the benefits from siting conditions and comply with permitting requirements.

In September 2014, we launched our third generation turbines in both 60 kW and 100 kW configurations. Our third generation has a larger swept area and superior aerodynamic blade technology, which, based on our engineering modeling, yields improvements in energy capture of approximately 15% over our second generation turbine. It also reduces our customers’ total cost of ownership as the cost of installation has reduced. In addition, we designed the turbine nacelle to be smaller and require fewer components, and as such it will reduce our costs to produce the turbines.

Our customers are typically responsible for installing turbines they purchase from us, and we generally perform commissioning services to ensure that the turbine has been properly installed and is ready to begin generating power upon installation. In some instances, particularly in Italy, we also provide installation services. In those cases, we contract with third-party professional companies to perform the turbine installation. We typically provide a two-year warranty for our wind turbines that commences after commissioning, and offer three more years of extended warranty for an additional charge. During the warranty period, we monitor the turbines 24 hours a day and 7 days a week and cover parts and labor for unscheduled repairs and replacement.

We also enter into operations and maintenance, or O&M, agreements with customers under which we provide scheduled and unscheduled maintenance. These O&M agreements typically range from one to three years, and the customer pays us a fixed fee for scheduled maintenance and receives a 20% discount from our commercial rates for unscheduled maintenance. In certain markets, we have begun offering a ten-year O&M agreement under which we provide scheduled and unscheduled maintenance and guarantee the performance of the turbine to particular specifications during the term, and we receive a variable fee based on the electricity generated by the turbines subject to the agreement. We utilize both our employees and certified third-party contractors to provide warranty, maintenance and support services. Our use of a network of certified service partners who are located in geographic proximity to our customers reduces our costs of providing these services and also enables us to quickly dispatch components and technicians to the particular site.

For customers who purchase more than a certain number of turbines and enter into an O&M agreement with us, we guarantee that the availability of the customer’s fleet of our wind turbines will exceed a specified percentage on an annual basis. The availability is typically defined as a percentage equal to the total number of hours that a wind turbine is or would be ready and available for operation and the production of energy but for scheduled maintenance, grid unavailability and wind speed and weather conditions falling outside of operation range, divided by the total hours in a year. Furthermore, during the warranty period and the term of the O&M agreement, we typically also guarantee for these customers that at any wind speed, the annual average power output of our wind turbines will be a specified percentage of their designed power output at the same wind speed. We are generally obligated to pay a monetary damage of up to 10% of the purchase price of the wind turbine in case of non-performance or underperformance. To date, we have not had to pay any such monetary damages.

Utility Wind

To serve the utility wind market, we have developed a platform of turbines with different power ratings in the 2 MW range and different rotor sizes designed to meet customer requirements in a range of wind classes, which we currently market under the name NPS 2.X. Two prototypes of our 2.3 MW turbine, which has received type certification to IEC standard 61400-1 from DNV, were sold and installed to operators of a Michigan wind farm in 2011 and have continued to operate at commercial availability in excess of 94%.

Based on the success of our prototypes, in 2013, we entered into a strategic partnership with WEG where we licensed our 2.1 MW, 2.2 MW and 2.3 MW turbine designs to WEG in Brazil on an exclusive basis and in the rest of South America on a non-exclusive basis. We are also seeking a limited number of similar partnership structures in other regional geographies, through which we intend that other large-scale manufacturers will produce and sell turbines for their domestic market.

Power Converters

In addition to wind turbines, we have recently started marketing power converters based on our proprietary FlexPhase technology for complex energy applications ranging from 500 kW to over 5 MW. These energy applications include both grid-connected and off-grid energy storage markets as well as microgrid applications, grid stabilization and power quality enhancement. FlexPhase is our modular power converter platform and uses a proprietary architecture to reduce stress on critical power components.

Services

We provide technical support for our SmartView supervisory control and data acquisition system. SmartView is a remote monitoring and control system which we developed to allow users to monitor and manage system operation, issue control commands, respond to faults and alarms, and capture energy system data.

Technology Licensing

We have licensed certain elements of our wind turbine technology to two large, global manufacturers.

WEG Equipamentos Elétricos S.A. (WEG)

Under our 2013 license agreement with WEG, we have provided WEG with the designs for our 2.1 MW, 2.2 MW and 2.3 MW wind turbines. We are being paid a milestone-based license fee and royalties on turbines shipped by WEG during the five-year term of the agreement. We have completed a number of technology transfer milestones under this agreement, and WEG has accumulated a backlog of orders comprising over 500 MW of turbine installations for the sale of turbines built using our design, eleven of which have been installed to date in Brazil. The agreement will automatically extend for an additional five years at the completion of the initial five-year term, but WEG’s continuing exclusivity in Brazil is dependent on WEG selling a minimum number of turbines during the initial term. In addition to our strategic partnership which is focused on the producing utility-class wind turbines, we are also negotiating the terms under which WEG would be permitted to manufacture and sell the NPS 100 kW turbine in the South American market. We expect that agreement to have similar provisions regarding royalty payments on a per unit basis.

China First Heavy Industries (CFHI)

We granted CFHI a non-exclusive license to develop 3 MW or greater turbine platforms solely in China based on our PMDD technology. We received a substantial one-time license fee in April 2012. CFHI also purchased a partial prototype 2.3 MW turbine that we manufactured, and has installed it as a test bed. The agreement permits us to license technology to other companies in the growing Chinese wind market and develop and sell turbines directly or through channel partners into that market.

Technology Development Services

Our engineering team provides technology development services that are targeted to the global wind power market as well as other advanced energy markets. Our team of 39 engineers has cultivated deep expertise in the power sector by leveraging decades of power systems and wind turbine design, manufacturing and deployment experience with core competencies in power electronics, testing, and diagnostics. Applications of our technology development services have included energy storage, microgrids, and grid stabilization and have been delivered to a wide range of industries. Our customers own the developed technology for a limited field of use, but we typically maintain a license for all other applications and all other markets. While we do not expect material revenue from these services, these services fund the expansion of our intellectual property portfolio.

This business line has comprehensive in-house design and development capabilities, including rapid prototype production, validation testing, systems level engineering, grid modeling, and remote monitoring systems. The ability to rapidly design, test and produce both prototypes and initial production units for customers differentiates us from large multinationals which have long product cycles and generally target very large market opportunities. Additionally, our team can optimize products for specific applications that may be poorly served by standard, off-the-shelf components.

In February 2014, we entered into a Development Agreement with WEG to design and develop a 3.3 MW wind turbine. WEG will have the right to manufacture and sell turbines built based on this design on an exclusive basis in South America, Central America (excluding the Caribbean) and sub-Saharan Africa. WEG is paying us milestone-based development fees under this agreement. We expect that at the conclusion of this development that both WEG and we will further improve our positions in the global utility wind marketplace by expanding our respective portfolio of product offerings.

Shared Services

Our shared services segment represents our general and administrative departments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Conduct Our Business — Shared Services.”

Wind Industry Overview

Wind power has been one of the fastest growing sources of electricity generation globally over the past decade. According to the International Energy Agency, or IEA, in its 2013 Annual Report, wind power currently provides nearly 4% of global electricity with installations in over 100 countries. The Global Wind Energy Council, or GWEC, in its Global Wind Statistics 2013 report, states that installed capacity of wind power deployments globally has increased more than 250% since 2008. The growth in the industry is largely attributable to increasing cost competitiveness with other power generation technologies and growing public and governmental support for renewable energy driven by concerns regarding the security of conventional fossil fuel energy supply, as well as the environmental benefits of wind power. National targets for wind and other renewables are also driven by individual countries’ efforts to produce energy domestically, increase employment, build domestic industries, and replace other forms of power generation, such as coal and nuclear.

As global demand for electricity generation from wind power has increased, technology enhancements–supported by government incentives–have yielded increased power output while the cost of wind power has dropped by more than 90% since the 1980s, according to the Revolution Now (September 2013) report, or the Revolution Now report, by the U.S. Department of Energy, or the DOE. According to the Renewables 2014 Global Status Report, or the 2014 Renewables Report, published by the Renewable Energy Policy Network, or REN21, onshore wind-generated power is now cost competitive or nearly so on a kilowatt-hour, or kWh, basis with new coal and gas-fired plants, even without compensatory support schemes, in a wide variety of developed and developing countries including Australia, Brazil, Chile, Mexico, New Zealand, South Africa, Turkey, much of the European Union, or E.U., and some locations in India and the U.S.

The majority of this wind power expansion is currently being driven by installations of utility-class wind turbine farms. These farms generate electricity to feed into the electrical grid, supplying a utility company with energy that can be sold to customer. The utilities that purchase such power still have additional costs to deliver the electricity to the source of use. As such, utility-class power costs are measured as only costs to generate power.

Wind power also is expanding in the distributed wind market. This market is made up of turbines connected on the customer side of the power meter, designed to meet onsite electrical loads as well as to feed into distribution or microgrids, thereby reducing energy costs at the site of use. The comparable cost of distributed wind energy is the cost for landed power, which is the cost for other forms of energy generation to be produced as well as delivered to the location of consumption.

A subset of the distributed wind market is the small wind market, with small wind turbines commonly defined as those with rated capacities between 1 kW and 500 kW. According to the DOE’s 2013 Distributed Wind Market Report (August 2014), or the DOE Distributed Wind Report, distributed wind applications of all sizes accounted for 69% of the nearly 104,000 total wind turbines deployed in the U.S. since 2003, with small wind turbines representing 99% of the distributed wind market in number of actual units deployed. We currently sell distributed wind turbines with rated capacities of 60 kW and 100 kW. We estimate that our current target addressable market in distributed wind is approximately 50% of the markets in the U.K. and Italy, and 20% of the market in the U.S.

We believe there are addressable geographic markets for our distributed wind products outside of these three geographic markets, and to date have sold products in certain of these other geographies such as the Caribbean, South Korea and the Middle East, but we are not able to estimate the size of these markets.

Both utility and distributed wind energy generation have seen comparable improvements in technology driving their cost effectiveness and expanding adoption.

Key Drivers of Demand for Wind Power

We believe the following factors have driven, and will continue to drive, the growth of wind power globally:

Requirement for New Electricity Generating Capacity

The IEA in its World Energy Outlook 2013 Factsheet expects demand for global net electricity generation to increase by one-third from 2011 to 2035. In the U.S. and Canada, in addition to the required new electricity generating capacity associated with this growth, we believe that further capacity additions will be required to replace aging fossil fuel-fired and nuclear power projects. With the current low natural gas price environment, and increased sensitivity regarding environmental concerns, it is expected that natural gas and renewable energy, including wind power, will be the future choice for new electricity generating capacity.

Governmental Policies and Incentives

Government incentives continue to be one of the main drivers for developing wind energy technology and increasing capacity. Although government support programs differ from country to country, a number of countries have implemented incentive schemes, thus providing various types of subsidies to wind power developers and long-term tariffs. Historically, we and our customers have benefited from fiscal benefits applicable to investments in the wind power industry by federal, state and local governments in the U.S. and Europe. Changes in these policies have affected, and will continue to affect, the investment plans of our customers and us, as well as our business, financial condition and results of operations.

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our turbines and our distributed-class turbines are well suited for these installations, our orders for distributed-class turbines have increased in 2013 and 2014 as compared to prior periods. Published information from the U.K. indicates that the feed-in-tariff rates have declined by 10% as of October 2014 and may decline further in April 2015. The Italian authorities have extended the feed-in-tariff until December 31, 2017, and there are indications that they may further extend those tariffs until 2020. Our third generation distributed turbine offers customers meaningfully improved economics that make the turbines more relevant for regions that do not have economic incentives. As we continue sales in our core markets we expect to continue to expand our product offering and sales force to increase our sales in other regions.

Continued Improvements in Wind Power Technologies

Wind turbine technology has evolved significantly over the last 20 years and technological advances are expected to continue in the future. These technological advances include:

•	advances in wind power generation technology, particularly the introduction and advancement of permanent magnet direct-drive wind turbines, which have increased power production and efficiency per turbine;

•	advances in wind turbine blade aerodynamics and development of variable speed generators to improve conversion of wind energy to electricity over a range of wind speeds, resulting in higher capacity factors and increased capacity per turbine;

•	advances in turbine height resulting in the ability to benefit from greater wind speeds at higher elevations;

•	advances in remote operation and monitoring systems;

•	improvements in wind monitoring and forecasting tools, allowing for more accurate prediction of electricity generation and availability and for better system management and reliability; and

•	advances in turbine maintenance, resulting in longer turbine lives.

Outlook for Energy Prices

We expect that increased demand for electricity coupled with a finite supply of fossil fuels, and capacity and distribution constraints, including volatility in fossil-fuel prices, will result in volatility, but generally continued increases, in electricity prices. The recent shale gas boom has kept current natural gas prices in the U.S. relatively low, while the rest of the world continues to see significantly higher prices. Increasing demand from Asia and a future export market for liquefied natural gas from the U.S. is expected to drive gas price increases throughout the world in coming years. The IEA estimates a reversal of excess gas in the U.S. beginning in 2017 as exports pick up, combined with more gas use in transportation, to drive prices steadily higher into the 2020s. Additionally, electricity generation from natural gas is either exposed to volatility in natural gas prices or is priced at a premium for medium-term, fixed-price gas supply contracts. Wind power projects, in contrast, typically contract for long periods (e.g., 20 years) at fixed prices. As a result, and given the lack of fuel costs associated with wind power projects, we believe that utility-class wind power has become cost competitive with conventional power projects, and that this cost competitiveness will contribute to further growth in wind power.

In the distributed generation market for smaller turbines, we expect that the opportunity for land owners to generate electricity both for personal and business use, as well as to sell net energy produced back to the local utility, will continue to drive demand for wind power. In remote, off-grid locations where a connection to the utility grid is not available, we believe that hybrid systems that combine a wind turbine with an energy source such as a diesel generator, battery, or photovoltaic system, will continue to proliferate to provide an alternative to higher energy prices.

Increasing Obstacles for Conventional Power Projects

Coal and nuclear power projects have faced significantly increasing capital costs due to steep environmental hurdles and regulatory uncertainty according to the USEIA’s Annual Energy Outlook 2013. These hurdles range from complications relating to the disposal of spent fuel to concerns over operational safety and the need to fulfill carbon control requirements. Wind power, in contrast, does not create solid waste by-products, emit greenhouse gases or deplete non-renewable resources during operation, and, as a result, is an attractive alternative to fossil fuel-fired power projects. The USEIA in its Annual Energy Outlook 2013 predicts that by 2040, wind capacity in the U.S. will increase by 27 GW and will continue to be the leading source of non-hydro renewable energy.

Growing Environmental Concerns

The growing concern over the environmental consequences of greenhouse gas emissions has contributed to the growth of wind power generation. According to the World Meteorological Organization, 2013 ranked as the sixth warmest year on record, and thirteen of the fourteen warmest years have all occurred in the 21st Century. As one of the largest emitters of greenhouse gases in the world, the U.S. and the E.U. have experienced growing awareness of climate change and other effects of greenhouse gas emissions, which has resulted in increased demand for emissions-free electricity generation. As an emissions-free electricity source, wind power is an attractive alternative that is capable of addressing these growing environmental concerns. Globally, GWEC, in its Global Wind Energy Outlook 2014, estimates that annual reductions in CO2 from existing wind power plants were about 372 million tons in 2013.

Our Strategy

We are focused on being a leader in the commercialization of distributed-class wind turbines, expanding our presence in the utility wind markets, and strategically leveraging our proprietary technology by expanding our product offerings in power creation and power conversion.

Key elements of our strategy include:

Continuing to drive sales growth in distributed wind

We intend to continue to increase sales in the growing distributed wind power market, by improving the economics of our product offerings for our customers and deepening our relationships with our existing customers as well as adding new customers. In addition, we plan to capitalize on the growth opportunities for distributed wind power by furthering our technology leadership, assisting in third-party financing solutions, and customizing our offerings to efficiently reach a broad array of geographies.

Expanding licenses into the utility wind market

We plan to enter into additional strategic partnerships for which we expect to receive additional licensing and other revenue.

Maintain our technology leadership and expand our intellectual property position

We believe that we have established technology leadership through decades of experience in designing, manufacturing, and deploying wind turbines ranging in size from 60 kW to 2.3 MW, all of which utilize our PMDD technology. Our strong intellectual property portfolio has been developed over the course of decades and includes more than 85 global patents and applications, know-how, and trade secrets covering power electronics, generator and turbine design, turbine servicing, and manufacturing methods. We intend to continue to build upon our intellectual property portfolio through both our own research and development as well as opportunistically considering acquisitions of complementary technologies. In addition to our own research and development efforts, we currently plan to co-develop both onshore and offshore turbine platforms and sell these turbines both directly and through our strategic partners in markets across the globe.

Pursue growth opportunities for power conversion product line

We have developed and qualified our FlexPhase modular power converters to meet varying energy management and storage system needs by engineering a highly flexible, modular system architecture and integrating scalable controls. Since these power converters were developed under constrained spatial specifications, they have greater power density and represent more advanced technology than most utility-scale power converters currently in the market. As a result, we believe that our power converters can be adapted to a wide variety of applications. Going forward, we intend to continue to customize our proprietary power conversion technology for developing applications and market our products to pursue revenue opportunities outside of use in wind turbines.

Optimize supply chain management

As we continue to expand our business and launch new products, we intend to continue to build our supplier network by identifying new suppliers, directly or through relationships established by our strategic partners, and working with our existing suppliers to develop relevant technological advancements. In addition, we intend to continue to target an optimal balance between in-house production and sourcing from external suppliers. We expect that these supply chain initiatives, in combination with our engineering efforts, will reduce the cost to manufacture our products, lower our customers’ overall cost, and permit us to gain access to new markets that are not dependent on incentive programs or other government policies.

Our Competitive Strengths

We believe that the following strengths enable us to compete effectively in the wind power technology and renewable energy industries and to capitalize on the growth of those industries.

Extensive Research and Development Expertise

Over the past several decades, we have developed a broad portfolio of intellectual property. Notable technologies we have developed include our highly efficient, but low cost, permanent magnet generator, our modular turbine design, our full power converter, and our voltage stabilization capabilities. In addition, we have expanded our capabilities by offering development services in the renewable energy sector for a variety of complex energy applications, including energy storage, microgrids, and grid stabilization. Our experienced team of 39 engineers has been working together for decades with advanced design and testing capabilities and can quickly develop and incorporate new intellectual property into commercial products. Our engineering team has designed and built turbines ranging in size from 60 kW to 2.3 MW, and has the capability to design much larger turbines for onshore and offshore applications. We believe that we are the only company in the distributed wind business that has this multi-market experience. Going forward, we expect to leverage our core research and development capabilities to pursue continued advances in our current products as well as the development and refinement of new products and applications.

Advanced Product Offerings

Our wind turbines are designed for high availability, high energy output and low energy production cost per kWh in a wide range of wind conditions throughout the world. In both our distributed-class wind and utility-class wind platforms, we offer a range of power ratings, rotor sizes and tower heights to meet customer and siting requirements in a range of a wind classes. For example, our NPS 100-24 and NPS 60-23 turbines are designed with a larger rotor diameter and longer blades to capture more energy at lower wind speeds, while their lower RPM and tip speed make for quieter operation to comply with permitting restrictions. The longer blades provide our wind turbines a larger swept area and a lower cut-in wind speed, the minimum speed at which the turbine can start rotating and generating power. This feature increases the overall output of our wind turbine, particularly under low wind conditions.

Robust Products

Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 440 of these turbines, which have run for over six and a half million hours in the aggregate and have achieved a median of 98-99% availability for grid-connected turbines. Key to the high level of reliability of our products is the fact that our wind turbines are engineered to be extremely robust.

We engineer our wind turbines to withstand a variety of harsh conditions in severe environments such as those in Alaska, the Caribbean and Scotland by designing in features such as reinforced blades and a triple braking system. Therefore, we believe that our products are robust and well-suited for reliable operation in nearly all environments. For example, certain turbines of our distributed wind fleet have over four million run time hours without incident despite being in locations that have experienced hurricane speed winds. Two of our turbines installed on an island in the Bahamas, which withstood winds of over 107 miles per hour during Hurricane Irene in 2011 and again in 2012 during Hurricane Sandy, and then returned to normal operation, as designed. In addition, our Arctic models of our turbines operate safely in temperatures as low as -40°F during the winter months and have special design and safety features to assure high levels of uptime.

Established Customer Relationships with Large Developers

We serve a global customer base for our distributed-class wind turbines that includes project developers and financial investors, primarily located in the U.K. and Italy. We have developed deep customer relationships with a number of our customers, each of which has extensive experience developing wind and other renewable energy projects in Europe, and we expect these customers will continue to have strong demand for our products in near- and medium-term to take advantage of the feed-in-tariff programs in the U.K. and Italy. We believe that our track record of on-time delivery and our turbines’ successful operating history, which is a direct contributor to the financeability of our turbines, will continue to generate large orders from existing and future customers.

Validated Strategic Partnership Capability

We have developed a strategy for entering into geographic partnerships beginning with WEG. We believe that WEG selected our design due to the suitability of our PMDD wind turbine platform as well as our deep engineering expertise. Seeking to capitalize on the value of our technology, WEG was willing to license our design for sale into the Brazilian domestic market and produce turbines available for us to sell such in any other geography. Based upon our technology, WEG has accumulated a backlog of over 500 MW of turbine sales using our design, and is now at scale for production to support their sale of units in Brazil, as well as ours in the rest of the world. We believe that our partnership with WEG provides validation of our strategy, which we intend to replicate in other geographies in order to expand our participation in the global utility-class wind turbine market.

Integrated Development and Manufacturing Capability

We design, assemble and test all components of our distributed-class wind turbines and directly manufacture certain key components such as power converters at our facility in Barre, Vermont. The integration of these functions allows us to rapidly advance our new product introduction while ensuring high quality offering. This factory, which has approximately $100 million in annual revenue capacity at current prices, has strong production capabilities and rigorous system-driven manufacturing processes and quality control.

Experienced Management Team with a Proven Track Record

We have an experienced management team that has successfully expanded our operations and increased our capacity and business through organic growth. Our management team consists of a diverse group of experienced engineers and professional managers, who have deep industry experience or substantial business management experience. Collectively, they have decades of experience in the power generation and power conversion industries and have helped build and grow successful, global businesses in a wide variety of industries.

Our Technology

We believe that our proprietary Permanent Magnet Direct-Drive and full power converter technology differentiates us from other wind turbine companies and provides us with a competitive advantage. In addition, we believe that our systems engineering approach to advanced power system architectures combined with real world experience with hybrid energy applications gives us a competitive advantage in an emerging field.

Gearless Direct-Drive Technology

Our turbine’s generator and rotor are directly coupled and move together at the same speed, without the need for a gearbox. By eliminating the gearbox, we have simplified the drivetrain design and reduced the number of moving parts and wear items. We believe that this gearless design benefits our customers with high-reliability turbines that have lower operating costs and greater efficiency. Geared turbines typically operate at high speeds of 1,000 to 1,800 RPM and involve a complex drivetrain with many gears, bearings and ancillary lubrication and cooling systems. By comparison, our direct-drive turbines are simple in design and operate at slow speeds of approximately 10 to 20 RPM for utility wind applications and 50 to 60 RPM for distributed wind applications. The simplicity of the design is demonstrated by the fact that our turbines only have two drive bearings, as opposed to the more than 50 drive bearings that most geared turbines require. Our turbines outperform traditional gearbox competitor technology in three critical areas:

•	Improved reliability: Due to the slower speed of rotating hardware, all critical rotating components and their associated electronics experience much lower physical stress and fewer cycles than those in traditional gearbox turbines. Additionally, the inherently simpler direct-drive construction requires far fewer parts than a traditional turbine design. The substantially lower part count, reduced stress and lower cycle count in the direct-drive platform eliminate many opportunities for part failure while also reducing the complexity of procurement, construction and operation. These elements contribute to our turbines achieving availability of 98-99%, as compared to 95% or lower for traditional turbines.

•	Lower operating and maintenance costs: Due to of the simplicity of our drivetrain and the overall lower part count of our turbines, maintenance costs are greatly reduced. Geared turbines typically require gearbox replacement every seven to nine years, which results in both high costs and significant downtime. These costs are avoided with our gearless turbines, the drive trains of which are designed to operate over their full design life without major component replacements.

•	Higher efficiency: Directly coupling the generator and rotor increases mechanical efficiency versus traditional geared turbines. Further, there is no friction lost in the meshing of gear teeth. Electrical efficiency is maximized in the generator because the magnetic field is supplied by permanent magnets, which means there is no need to recirculate power from the generator to excite the field. Additionally, the presence of cabling, power conversion and the main transformer inside the nacelle rather than down in the tower reduces copper losses from the long, low voltage cable running down the tower and permits ventilation allowing the wind to help cool electronics. These increased mechanical and electrical efficiencies allow our turbines to yield a higher net energy capture than traditional turbines.

Permanent Magnet Generator

Our proprietary permanent magnet generator is central to our innovative drivetrain design. In addition, our power converters enable our wind turbines to operate at variable speeds for higher energy capture, which we believe also provides greater stability to the electrical transmission system than other wind turbines. Our proprietary low speed permanent magnet generator is optimized for efficient energy capture.

Our permanent magnet generator was designed at a systems level in conjunction with our power converter to create an optimized solution tailored for high energy capture and low operating costs. The generator in the NPS 60 and NPS 100 turbine models is cooled directly by the wind. The NPS 2.X utility-class wind turbines use liquid cooling, which reduces mass as compared with other utility-class wind turbine designs.

We are currently the only permanent magnet direct-drive offering in the distributed wind market. Furthermore, we believe that our utility-class permanent magnet generators have three primary advantages over other utility-class permanent magnet technology:

•	Advanced cooling systems which improve thermal conditions, thus increasing robustness and extending turbine life;

•	Improved electrical efficiency due to our patented power converter as well as a unique turbine architecture with all electronics up-tower; and

•	Proprietary modular generator and power converter design, which combined with an on-board crane, greatly reduces operating risk and lowers the cost of service.

Full Power Converter

Another key element of our innovative direct-drive wind turbine design is the power converter used to connect the permanent magnet generator output to the local power system. We design and manufacture the power converters for our wind turbines at our Barre, Vermont facility, with complete hardware, control design and software capabilities. Our full power conversion provides high quality power while also isolating the generator turbine from grid disturbances that could cause damage and downtime, as well as removing the requirement for any external energy for excitation in the energy generation process. Our proprietary FlexPhase power converter combines a unique circuit design with a high bandwidth control system to provide generator management, power quality, and grid support features. Our power converter has controls that can be tuned to optimize operation in multiple non-wind applications and has a liquid-cooled design that can be adapted to any environment. Our FlexPhase circuit architecture also lowers ripple current at the DC side of the converter, minimizing battery heat generation in energy storage applications. Our liquid-cooled design allows the converters to be environmentally sealed and offer high power density and a smaller footprint. The FlexPhase converter also provides improved efficiency over a wide range of power levels and high power quality to support multiple applications. The FlexPhase converter platform offers a modular approach with a small footprint and 20-year design life.

The NPS 60 and NPS 100 wind turbine power converters use the same advanced control systems platform found in the FlexPhase platform, providing reliable and high efficiency operation even on the weak grid systems found in remote village applications.

The features and benefits of our FlexPhase power converter platform make it well suited for other non-wind energy applications, including utility-scale energy storage, advanced grid support, and critical load support applications.

Advanced Power Systems Architectures

We believe through our use of advanced modeling, the incorporation of modern power electronics and rapid prototyping, we meet the varied demands of emerging applications for products and services such as energy storage, voltage and frequency regulation, renewable generation integration and other advanced demand response and grid stabilization applications. In addition, our power conversion and controls technologies are well suited to balancing supply with demand, increasing power quality and reliability for the end-use customer, and reducing distribution losses to create a more efficient system. We have applied the same system-level approach that we have mastered in the design of our wind turbines and considered both the generation and the demand side together to engineer a cost-effective, robust system for cost effective stable power generation throughout the grid.

Customers

Our distributed wind customers include financial investors and project developers, which deploy our turbines to provide power in farms, remote villages, schools, small businesses and U.S. military installations.

Financial investors provide equity capital and raise debt capital, typically from a commercial bank, to build and deploy wind turbines. Financial investors typically look to generate a leveraged return by selling the electricity back to the grid in the form of a feed-in-tariff where the regulatory jurisdiction permits, or sell power to end users who can reduce the cost of electricity by switching away from higher priced power sources.

Owners and operators of projects invest in wind power to reduce the cost that they pay for electricity by switching away from higher priced power sources. These project developers tend to finance through commercial banks and hope to generate a payback over the first few years of operation of the asset.

We expect our customers for our utility-class wind turbines to be large wind farm operators, who in turn sell the generated power to local utilities.

For the year ended December 31, 2014, one customer, WEG accounted for approximately 17% of our total revenues. In the year ended December 31, 2013, two customers, IVPC Service S.r.L. and ARG Wind S.r.L., accounted for approximately 14% and 11%, respectively, of our total revenues.

Competition

In domestic and international markets for renewable energy sources served by wind energy, we face competition from companies offering various types of wind turbines.

Our primary competitor in the distributed wind market is Endurance Wind Power. We also compete with several smaller providers of distributed-class wind products. We may face increased competition in the future, including from large, multinational companies with significant resources.

Companies selling direct-drive turbines include Enercon GmbH, Siemens Wind Power, and Xinjiang Goldwind Science & Technology Co., Ltd. While we do not currently compete directly with these companies, we may face indirect competition through our strategic partners who market and sell utility-class direct-drive turbines for large-scale wind farm installations. Once we begin selling directly into this market, we expect to compete against suppliers such as Gamesa Corporación Tecnológica S.A., Suzlon Group, and Nordex, Inc., none of which currently offer direct-drive technology.

Our primary competitors in developing strategic partnerships are companies that regularly seek to license utility-class wind turbine technology, including American Superconductor Corporation, Vensys, a division of Xinjiang Goldwind Science & Technology Co., Ltd., and aerodyn Energiesysteme GmbH.

Although the power conversion market is still developing, we may face future competition from specialty suppliers or large suppliers, such as Siemens Energy, GE Power Systems, and ABB.

We also face competition from other sources of renewable energy, such as solar, hydro, biomass, wave and geothermal, and from conventional energy sources, including coal, natural gas, oil, and nuclear.

Intellectual Property

An important part of our strategy is to continue to develop a strong worldwide intellectual property position in all areas of our proprietary technology. Our intellectual property portfolio includes over 85 patents and patent applications worldwide, know-how and trade secrets, covering many aspects of our products including power electronics, generator and turbine design, turbine servicing, and manufacturing methods. We have invested significant resources in building our intellectual property portfolio, and we believe we have significantly strengthened our position in recent years. As of the date of filing, we owned 36 U.S. patents and had 8 U.S. patent applications pending. Our currently issued patents expire on dates ranging from July 2022 to October 2032. We believe our current patent position, together with our expected ability to obtain licenses from other parties to the extent necessary and our other intellectual property protections noted below, will provide us with sufficient proprietary rights to develop and sell our products.

We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with employees, consultants, partners, vendors and customers. However, policing unauthorized use of our technologies, services and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our services, technologies or intellectual property rights.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. We may also be subject to claims by third parties alleging that we infringe upon their intellectual property rights or have misappropriated other proprietary rights. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative services that have enabled us to be successful to date.

We use various trademarks and trade names in our business, including Northern Power Systems, Northern Power, NPS, FlexPhase and SmartView, some of which we have registered in the U.S. and in various other countries. This Annual Report on Form 10-K also contains trademarks and trade names of other businesses that are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Annual Report on Form 10-K.

Employees

As of December 31, 2014, we had 125 full-time employees, including 39 in engineering, 21 in service and operations, 22 in manufacturing, and 15 in sales and marketing. We also rely on temporary hourly employees to staff our manufacturing operations at a level targeted to meet our production needs. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Item 1A.	Risk Factors

You should carefully consider all of the information in this Annual Report on Form 10-K, including the risks and uncertainties described below, any of which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risk Factors Related to Our Business

We have incurred significant operating losses since inception and may not be able to achieve, or subsequently maintain profitability.

With the exception of the quarter ended September 30, 2014, we have incurred operating losses since our inception, including a net loss of $7.9 million for the year ended December 31, 2014 and an accumulated deficit of $159.2 million as of December 31, 2014. We may not be able to generate operating income and we expect to continue to incur net losses for the foreseeable future.

Our ability to be profitable in the future depends upon continued demand for our distributed-class wind and power technology products and services and for our utility-class wind turbine platform. In addition, our profitability will be affected by, among other things, our ability to develop and commercialize next generation product offerings, enhance existing products and expand licenses of our technology into new markets. We expect to incur significant operating costs relating to our research and development initiatives for our new and existing products, and for the expansion of our sales and marketing operations as we add additional sales and business development personnel and increase our marketing efforts. Furthermore, we may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. We may fail to generate revenues in the future. If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income. If we continue to incur significant operating losses and fail to generate significant revenues, we may go out of business because we will not have the money to pay our ongoing expenses. As a result, we cannot assure you that we will be able achieve or sustain profitability in the future.

We will likely in the future require additional financing, including equity or debt offerings, to continue expansion of our operations. Funding from these sources may be limited, unavailable, or not available on favorable terms. There is no assurance that we will in fact be successful in the wind turbine distributed- or utility-class or other business lines, or that we will succeed in obtaining funds in sufficient amounts to proceed with our strategy when capital is needed. If such capital and financing cannot be obtained for any reason, we may not be able to proceed with our business plans and may be required to scale back our strategic initiatives or reduce the size of our organization.

Our sales cycles are complex and lengthy and the timing of our distributed wind installations are subject to seasonal variations, each of which may impact operating results from quarter to quarter and make results difficult to predict.

The size and timing of our revenue from sales of products to our customers is difficult to predict and is dependent on many factors, including market conditions, customer financing, permitting and weather conditions, all of which may combine to result in high variability in revenue trends and projections. Our sales efforts in distributed wind markets often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. Customers typically undertake a significant evaluation process that has generally resulted in a lengthy sales cycles for us, typically many months. Furthermore, installation of our turbines is generally under the direction and control of end users or third-party contractors. The regulatory approval, permitting, construction, startup and operation of turbine sites may involve unanticipated changes or delays that could negatively impact our business and our results of operations and cash flows. The long sales cycles require us to delay revenue recognition until certain milestones or technical or implementation requirements have been met. Although we saw significant expansion in orders for our distributed-class wind turbines in 2013 and 2014, we could continue to experience challenges in obtaining distributed-class wind turbine orders and converting them into revenue.

Wind turbine sales in the regions in which we currently sell our turbines are affected by seasonal variations and the timing of government incentive structures. To satisfy the delivery schedules, we manufacture and sell most of our wind turbines during the second and third quarters of each year for delivery and installation in the third and fourth quarters. This schedule is due primarily to variations in the weather conditions in the northern areas where we supply most of our wind turbines.

As a result of a delay in an expected announcement by the Italian governmental authorities clarifying the feed-in-tariff applicable to distributed-class turbines, a substantial portion of our Italian existing order installations and new order negotiations were delayed. As a result, our revenue and backlog of orders for the quarter ended December 31, 2014 were less than our third quarter of 2014. Our net income, earnings per share and gross margin were negatively impacted as a result of these lower revenues as well as the mix of lower margin revenue than the third quarter of 2014. During the quarter ended December 31, 2014, we committed a large amount of our working capital to build up substantial inventory in anticipation of distributed-class turbine orders for the Italian market. Although in early January 2015, the Italian authorities announced an extension of the feed-in-tariff program to December 31, 2017, final publication and implementation of this extension is still pending and the corresponding delay in orders will have an adverse effect on our revenue, net income, earnings per share and gross margin for the quarters ending March 31 and June 30, 2015. To the extent that orders in Italy are largely placed after the second half of the third quarter of 2015, these delayed orders also could have an adverse effect on our revenue, net income, earnings per share and gross margin for that quarter, the quarter ending December 31, 2015, and the full 2015 fiscal year.

We maintain a sizable backlog and the timing of our conversion of revenue out of backlog is uncertain.

Our backlog is subject to unexpected adjustments and cancellations and thus may not be timely converted to revenue in any particular fiscal period or be indicative of our actual operating results for any future period. Orders in 2010, 2011, 2012 and 2014 were lower than our original operating plan. In addition, in both 2011 and 2012, we experienced significant order cancellation rates driven by our customers’ inabilities to obtain planning consent, grid interconnect or financing for proposed projects. Although we have not experienced cancellations in 2013 and 2014, there can be no assurances that customers will not face similar challenges in the future and cancel some or all of their orders. We have managed past order cancellations by curtailing production at our Barre, Vermont facility and closely monitoring inventory levels to conserve cash, but this left underutilized manufacturing overhead in product cost, which lowered our gross margins. Our inability to convert backlog into revenue, whether or not due to factors within our control, could adversely affect our revenue and profitability.

Because we depend on a limited number of single source suppliers for certain components, third-party business and relationship interruptions could harm our operations.

We currently depend on single source suppliers for certain precisely manufactured components in our turbines. These components may not be readily available on a cost-effective basis from other sources or on short notice, as some are custom-designed for our turbines. As a result, there can be no assurance that a continuing source of supply of these components will be available on a timely basis or on commercially viable terms in the future. In addition, our supply chain could be negatively impacted in the event one of our key single source suppliers has a business interruption. Any interruptions in our third-party manufacturing suppliers or supply chain, or the refusal or inability by such parties to produce necessary product components, could have an adverse impact on our business or financial results of operations.

In late November 2014, the primary supplier of blades for our distributed-class turbines briefly ceased operations. Although we worked with this supplier to restart operations and continue producing blades for us while we transitioned blade production to two new suppliers, this supplier completely ceased operations in

February 2015. There can be no assurance that our new suppliers will be able to manufacture blades on a timely basis to satisfy customer requirements while we complete the transition process. We expect that some blades will not be delivered in the near term on a timely basis, which will have an adverse effect on our revenues for the quarters ending March 31 and June 30, 2015, could have an adverse effect on our revenues for other future quarters, and could cause us to incur contractual damages if the delay causes us to be in breach of our agreements with customers. The initial blades we expect to be produced by our new suppliers will cost more than the blades produced by our previous supplier, which will have an adverse effect on our net income, earnings per share and gross margin for the quarters ending June 30 and September 30, 2015.

Our ability to fully realize license revenues from our wind technology licensing business is also tied to our ability to facilitate access to suppliers for our licensees that will support their economically viable production of wind turbines. Failure of our suppliers to deliver components at required costs or significant fluctuations in commodity pricing could delay or reduce license payments on which we are critically dependent.

The distributed wind market is in the early stages of development and its future is uncertain. If the market is not as large as we expect or we are unable to compete effectively in the distributed wind market, our business and operating results could be harmed.

A substantial portion of our revenues have been and continues to be derived from sales of our distributed-class wind turbines. We anticipate that sales of these distributed-class wind turbines will continue to account for a significant portion of our revenue for the foreseeable future. The distributed wind market is in the early stages of development. Any catastrophic product failure, significant damage, or injury that could arise in this market, whether or not related to our products, may have a disproportionately negative impact on public perception of the efficiency, safety or general merits of distributed-class wind turbines, which could have an adverse effect on our revenues and our business.

We may suffer reputational harm or other damages as a result of unreliable wind resource data. In the distributed wind market, there is at present insufficient reliable data for the wind resource available by geographic location at the tower heights of our turbines. In siting these turbines, purchasers may make decisions based upon insufficiently precise data, which could result in turbines being sited in geographic locations that do not provide optimal wind conditions for the production of electric power. As a result, purchasers may not receive the expected economic benefits of ownership of wind turbines that we produce and our reputation could suffer. We also may be liable for liquidated damages, warranty claims or other costs if our turbines do not perform to contractual requirements or to customer expectations.

We experience significant competition in the distributed wind market, particularly in Italy and the U.K. Our primary competitor in the distributed wind market is Endurance Wind Power but we also compete with several smaller providers of distributed-class wind products. The wind turbines being offered by competitors are offered with lower upfront pricing. In early 2014, we introduced a lower cost but higher energy output product in the market to compete more effectively on price while still maintaining high durability and reliability. We may experience lower gross margins than forecast if we cannot maintain a price premium for our products and may be unable to successfully compete against lower-cost competitors. We may also face increased competition in the future, including from large, multinational companies with significant resources who may also be able to scale production and provide similar products at lower costs.

In addition, if our competitors market products that are more effective, safer or less expensive than our current or other future products, if any, or that reach the market sooner we may not achieve commercial success or substantial market penetration. Products developed by our competitors may render our existing technology or any future product candidates obsolete. Any decrease in a sales of our distributed-class wind turbines would have an adverse effect on our business, financial condition and results of operations.

We are in the early stages of product and service commercialization, and as such, our products and services may not generate sufficient revenue or profitability.

We may not be able to replicate the positive results and high performance demonstrated in prototypes or in small scale pilot production as we scale up for commercial production. Even as we continue to develop and commercialize our products, they may not be adopted in the market or perform as expected. No assurance can be given that our expenditures on research and development will achieve the desired results in our target markets.

The market for licensing and developing wind turbine technology is relatively nascent and our experience in this market is limited. The size and timing of our revenue from consummating and delivering licensing and development arrangements is difficult to predict and substantial efforts may be invested into these arrangements, which may never be realized. Given our limited experience in obtaining and delivering successful license and development agreements, our estimates of future revenues may be incorrect. In addition, companies interested in licensing our wind turbine technology could require different variations of that technology, which would require additional investment to develop and could further delay our ability to reach profitability.

Strategic partnerships are essential to our business growth, particularly in the utility wind market, and the inability to secure these relationships could adversely impact revenue and operations.

The technology licensing and design services portions of our business are structured to provide value to potential customers by offering technology licenses and engineering consulting services. This business model derives its highest value by obtaining multiple globally diversified strategic technology partnerships, which include licensing our technology and product designs, providing design and development services, and offering service support for turbines manufactured and deployed by the strategic partner. We have entered into a strategic partnership with WEG under which WEG can sell utility-class turbines built based on our design, however, there can be no assurance that any similar transactions will be consummated in the future or that an adequate volume of business can be closed to achieve our forecasts. If these transactions are not consummated in a timely and adequate manner, we may be required to reduce personnel and could ultimately be forced to cease operations of this part of our business. Expansion of product sales is dependent on our ability to effectively create global partnerships to help sell our products in developing markets as well as gain access to lower cost manufacturing of products. If these partnerships cannot be identified and effectively developed and executed, our ability to expand the utility-class wind turbine market and reduce the cost of turbines will be impacted. Additionally, WEG and other large companies we may partner with in the future will compete with Enercon GmbH, Siemens Wind Power, and Xinjiang Goldwind Science & Technology Co., Ltd., or Goldwind Corporation. If our existing or prospective partners are, or believe they are, unable to achieve adequate revenues to merit entering into a license with us, our ability to achieve profitability will likely be delayed. Additionally, we compete against a number of companies including American Superconductor Corporation, Vensys Energy AG, which is division of Goldwind Corporation, and aerodyn Energiesysteme GmbH in licensing technology to these equipment manufacturers. If we are unable to differentiate our technology for licensing, our revenue and operations may be materially harmed.

If we fail to expand effectively in international markets, our revenue and business will be harmed.

Successful continued advancement and implementation of our plan to sell our products in Europe is a strategic priority. European markets, particularly Italy and the U.K., are currently leading growth in the purchase and installation of distributed-class wind turbines. We expect the regulatory policies, which have driven the growth of these two markets, to diminish over time and we therefore will need to expand into new markets to supplement our sales in Italy and the U.K. Developing the European market and expanding into new markets for our turbines are expected to entail a number of risks, including the need for appropriate management of our efforts, successful negotiation on terms advantageous to us of agreements facilitating our profitable expansion of this business, including logistics, installation and commissioning, and post-sales support service efforts. Sophisticated engineering, procurement and construction providers are moving into the distributed wind market and demanding that wind turbine manufacturers such as us provide a turnkey offering that includes supply, installation and long-term support of the turbines. While we have experience in turbine supply, we have limited experience in installation and long-term, international support. While we have experienced some success in winning orders, we may not be able to provide the services required to fulfill them. Failure to obtain or effectively execute a large volume of orders in Italy and the U.K. and failure to expand into new markets would have an adverse effect on our ability to reach profitability.

We also are seeking to enter into international strategic partnerships, including in countries such as Turkey, Poland, South Korea, and India. These strategic partnerships, if successful, will include licensing our technology, providing design, development and support services both remotely and locally within the region, and facilitating of global supply chain development. There can be no assurance that we will be able to establish these strategic partnerships, or that they will be profitable if consummated. International business development efforts generally include risks relating to management of currency exchange rate exposure, international enforceability of contracts, potential exposure of intellectual property to misuse or misappropriation, compliance and operational challenges that may delay or add complexity to sales and support efforts, and the potential of local taxation above that which is currently forecast. If we are unsuccessful in managing these challenges or performing under these partnerships if we are able to secure them, our efforts to sell our turbines and technology licensing and services on a global basis may expend our resources without significant contribution to the results of our operations and may not contribute to the value of our business.

Problems with quality or performance in our products or products based on our technology that are manufactured by our licensees could have a negative impact on our relationships with customers and our reputation and cause reduced market demand for our products.

Customers for our products regularly expect vendors to have a history of reliable production or creditworthy warranty coverage of meaningful duration. From commencement of our current operations in August 2008, we have received over 570 orders for distributed-class wind turbines to date with more than 440 shipped through December 2014. Of the units shipped, over 335 have been commissioned and are producing power at customer sites. This short history of operating in the field means that it will be some time before we will be able to determine the durability and reliability of our products after sale. In 2009 and 2010, we incurred substantial warranty expense with respect to our 100 kW turbines. We cannot assure you that similar issues or new issues will not occur in the future in our distributed-class wind turbines or in our other products. In September 2014, we launched our third generation turbines in both 60 kW and 100 kW configurations. We have incurred extra costs with the initial installations of these turbines as we determine the ideal operating settings and configurations and make adjustments to meet product specifications. We may experience further product issues with this new product which may result in warranty expense and costs if such turbines do not operate in accordance with contractual requirements or customer expectations. If our products are not sufficiently durable and reliable or otherwise perform below expectations, we could incur additional substantial warranty expenses, we could be required to pay liquidated or other contractual damages, our reputation could be harmed and our revenues could decline.

Problems with the quality or performance of the wind turbines manufactured by WEG or future partners could likewise adversely affect us due to warranty claims or other contractual damages, and could negatively impact our ability to re-enter the market for utility-class wind turbine sales. Issues with turbines manufactured by our partners could result in significant negative publicity and materially and adversely affect the marketability of our products and our reputation.

Any defect, underperformance or problem with our wind turbines or any perception that our products may contain errors or defects, or claims related to errors or defects, may adversely impact our customer relationships and harm our reputation and credibility, resulting in a decrease in market demand for our wind turbines, decrease in our revenue, increase in our expenses and loss of market share.

Our customers’ inability to obtain financing to make purchases from us or maintain their businesses could harm our business, and negatively impact revenue, results of operations, and cash flow.

Some of our customers require substantial financing to finance their business operations, including capital expenditures on new equipment and equipment upgrades, and to make purchases from us. The potential inability of these customers to access the capital needed to finance purchases of our products and to meet their payment obligations to us could adversely impact our financial condition and results of operations. If our customers become insolvent due to market and economic conditions or otherwise, it could have an adverse impact on our business, financial condition and results of operations.

If we fail to successfully develop and introduce new products and technologies, our business, financial condition and results of operations could be adversely affected.

Our success depends, in part, upon our ability to anticipate industry evolution and introduce or acquire new products technologies to keep pace with technological developments. However, we may not be able to develop, introduce, acquire and integrate new products and technologies in response to our customers’ changing requirements in a timely manner or on a cost-effective basis, or that sufficiently differentiate us from competing solutions such that customers choose to purchase our solutions. If any of our competitors implement new technologies before we are able to implement them or better anticipates the innovation opportunities in related industries, those competitors may be able to provide more effective or more cost-effective solutions than ours. In addition, we may experience technical problems and additional costs as we introduce new products and technologies. If any of these problems were to arise, our business, financial condition and results of operations could be adversely affected.

If we fail to effectively expand our manufacturing, production and service capacity, our business and operating results could be harmed.

In connection with our planned expansion in Europe, we have scaled and expanded manufacturing and production in our Barre, Vermont facility, as well as implemented a European service deployment model. There is risk in our ability to continue to effectively scale production processes and effectively manage our supply chain requirements. If we are unable to maintain our internal manufacturing and production capacity for our turbines in a timely, cost-effective and efficient manner, we may be unable to further expand our business, decrease costs or become profitable. Our ability to further expand production capacity efficiently and on schedule is subject to significant challenges, risks and uncertainties, any one of which could substantially increase costs and delay or reduce production. If we are unable to achieve expected production yields and decrease costs, we could experience considerable operating losses.

Our current service structure is primarily supported by our Barre, Vermont headquarters, although we have added and are continuing to expand our European service offerings. If we are unable to expand our European service offerings in a timely and cost effective manner, we may be unable to expand our business, be subject to increased warranty obligations and risk our ability to become profitable.

There are a number of risks associated with our international operations that could harm our business.

We sell products and provide services on a global basis and plan to expand into additional countries. Our ability to grow in international markets could be harmed by a number of factors, including:

•	changes in political and economic conditions and potential instability in certain regions;

•	currency control and repatriation issues;

•	changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;

•	changes to regulatory incentives to purchase wind turbines or produce or utilize wind energy;

•	possible increased costs and additional regulatory burdens imposed on our business;

•	burdens of complying with a wide variety of laws and regulations;

•	difficulties in managing the staffing of international operations;

•	increased financial accounting and reporting burdens and complexities;

•	laws and business practices favoring local competitors;

•	terrorist attacks and security concerns in general;

•	changes to tax laws, compliance costs and challenges to our tax positions that may have adverse tax consequences to us;

•	changes, disruptions or delays in shipping or import/export services;

•	reduced protection of our intellectual property rights; and

•	unfavorable tax rules or trade barriers, including import duties or other import/export restrictions.

In addition, we conduct certain functions, including customer sales and service operations, in regions outside of the U.S. We are subject to both U.S. and local laws and regulations applicable to our offshore activities, and any factors which reduce the anticipated benefits associated with providing these functions outside of the U.S., including cost efficiencies and productivity improvements, could harm our business.

Our international expansion efforts are impacted by foreign currency fluctuations, which could harm our profitability.

As part of our international expansion, we currently expect that a significant amount of our business in 2015 will be euro denominated sales transactions, while the majority of our costs will continue in U.S. dollars. This can result in a significant proportion of our receivables being denominated in euro. In addition, we expect to be entering into extended duration operations and maintenance contracts, which would obligate us to perform services in the future based upon currently negotiated non-U.S. dollar denominated pricing terms. Although we plan to pursue economic hedging strategies, including increasing our euro-denominated costs and consideration of effective financial hedging strategies, there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on our revenues and delay our achieving profitability.

Due to our large customer concentration, a loss of one or more of our significant customers could harm our business, and negatively impact revenue, results of operations, and cash flow.

We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. Our one largest customer accounted for approximately 17% of revenue for the year ended December 31, 2014, and our two largest customers accounted for approximately 25% of revenue in 2013, For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer, could materially reduce net sales and operating results in any reporting period.

Failure to comply with the requirements of certain grant programs may result in a significant financial penalty.

The Defense Contract Audit Agency and an independent auditing firm, each on behalf of the Department of Energy and the National Renewable Energy Laboratory, respectively, are auditing various renewable energy development grant programs previously awarded to us, or which we agreed to assume in our acquisition of certain assets and liabilities from Distributed Energy Systems Corporation. These audits are in various stages of completion and will eventually cover all years from 2003 until the grant project was completed or closed. We do not have adequate information to determine if the outcome of these audits will result in a cost to us. If we are found to have not complied with required standards or cannot support an audit to such standard, our financial liability to the U.S. Department of Energy or the National Renewable Energy Laboratory could be material.

Performance obligations necessary to support our prototype 2.3 MW turbines could be significantly higher than currently anticipated and could be higher than income we receive.

We produced and sold two prototypes of our 2.3 MW turbine, which are installed and operating in a wind farm in Michigan. These turbines are owned and operated by a third party but we are currently contractually obligated to provide operation and maintenance and warranty services for such turbines, potentially for up to ten additional years, with certain liquidated damages for turbine non-performance. Although the performance of these turbines to date has met or exceeded all contractual performance requirements, the turbines are based on a prototype design and our experience with them is limited. Accordingly, there can be no assurance that these performance requirements can continue to be delivered, or can be delivered without high financial cost to the business.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market similar products, which could reduce the demand for our products. Our success depends substantially upon the internally developed technology that is incorporated in our products. We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, customers, strategic partners, suppliers, and others to protect our intellectual property rights. The steps we take to protect our intellectual property rights may, however, be inadequate. Any breach or violation of our intellectual property rights by any of our licensees could adversely affect our competitive position and the value of our assets.

Intellectual property right claims are expensive and time consuming to defend, and if resolved adversely, could have a significant impact on our business, financial condition, and operating results. In the event of a conflict between our patents or future patent applications and the activities of other parties, infringement proceedings may be pursued by or against us. The legal proceedings necessary to defend the validity of patents and to prevent infringement by others can be complex and costly, and the outcomes of these legal proceedings is often uncertain. These legal proceedings might adversely affect our competitive position and the value of our assets, and there can be no assurance that the outcomes of the proceedings would be successful.

Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Some companies in the wind power technology and power conversion industries, including some of our competitors, own large numbers of patents, which they may use to assert claims against us. Additionally, we may be subject to patent litigation and may be required to defend our patents against claims of holders of competitive patents. Third parties may assert claims of infringement, misappropriation or other violations of intellectual property rights against us. As the number of our product offerings in our markets increase and as we expand into additional markets, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party–even those without merit–could cause us to incur substantial costs defending against the claim and could distract our management.

The patent portfolios of our most significant competitors in the utility wind manufacturing market are larger than ours and this disparity may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights.

An adverse outcome of a dispute may require us to:

•	pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights;

•	cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others;

•	expend additional development resources to attempt to redesign our services or otherwise to develop non-infringing technology, which may not be successful;

•	enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or intellectual property rights; or

•	indemnify our disbursement partners and other third parties.

An adverse determination may also result in the invalidation of patents that may be valuable to us. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of these events could harm our business, financial condition and results of operations.

We may not be able to receive patents on all of our pending patent applications.

Patent applications in the U.S. are maintained in secrecy until the patents are published or are issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. Accordingly, we cannot be certain that the patent applications that we file will result in patents being issued.

Third-party license agreements for important software and hardware components may not be available on acceptable terms, which could have an impact of our business.

We believe that we either have the intellectual property rights needed to operate our business in accordance with our business plan or that we will be able to successfully license any patents required to develop and commercialize future products. However, there is no assurance products that are developed and marketed by us in the future will not require access to or utilize other technology that has been patented or otherwise protected by others. If valid patents that contain competitive or conflicting claims now exist or are subsequently issued to others, we may be required to obtain licenses to patents or other proprietary rights of others. No assurance can be given that any required licenses would be made available on terms acceptable to us, if at all. If we were unable to obtain such licenses, it could encounter delays or be unable to develop and produce products requiring the use of such technology. Moreover, there can be no assurance that others will not independently develop similar products, duplicate any of our products or infringe on any patents held by, or licensed to us. There also can be no assurance that our competitors will not independently develop or license from third parties technologies that are equivalent or superior to our technologies.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism, any of which could result in system failures and interruptions that could harm our business.

Although our systems have been designed to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, rolling blackouts, telecommunication failures, terrorist attacks, cyber-attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers) and similar events or disruptions. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our facilities. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. A system outage or data loss could harm our business, financial condition and results of operations.

Our insurance policies and financial resources may not be sufficient to cover the costs associated with personal injury, property damage, product liability and other types of claims brought against us.

We are exposed to potentially significant risks associated with product liability or other claims if our products or manufacturing activities cause personal injury or property damage, whether by product malfunctions, defects or other causes. If product liability claims are brought against us in the future, any resulting adverse publicity could hurt our competitive standing and reduce revenues from sales of our products. The assertion of product liability, personal injury or property damage claims against us could result in significant legal fees and monetary damages and require us to make large payments. Any business disruption or natural disaster could result in substantial costs, lost revenues and diversion of resources. Our insurance coverage is limited for product liability and other claims against us, as well as for business disruption and natural disasters. Therefore, we may not have adequate insurance and financial resources to pay for our liabilities or losses from any such claim or cause.

If our working capital is insufficient to meet customer demand, we may have difficulty arranging for financing.

Wind power companies, and manufacturing companies generally, are capital intensive businesses. To fulfill the product delivery requirements of our customers, we plan for working capital needs in advance of customer orders. If we experience sales in excess of our estimates, our working capital needs may be higher than those currently anticipated. Our ability to meet this excess customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages, since it is likely that cash flow from sales will lag behind these investment requirements. During the quarter ended December 31, 2014, we committed a large amount of our working capital to build up substantial inventory in anticipation of distributed-class turbine orders for the Italian market. Those orders were delayed due to a delay in an expected announcement by the Italian governmental authorities clarifying the feed-in-tariff applicable to these turbines. Although in early January 2015, the Italian authorities announced an extension of the feed-in-tariff program to December 31, 2017, final publication and implementation of this extension is still pending and the corresponding delay in orders will have an adverse effect on our cash position until we start receiving these orders and the associated milestone payments. We will likely in the future require additional institutional financing, including equity or debt offerings, to fund our operations, or to continue expansion of our operations. Funding from these sources may be limited, unavailable, or not available on favorable terms. There is no assurance that we will in fact be successful in the wind turbine distributed or utility-class or other business lines, or that we will succeed in obtaining funds in sufficient amounts to proceed with our strategy when capital is needed.

Covenants under our credit facility agreements impose significant operating and financial restrictions, and failure to comply with these covenants could have an adverse effect on our business, financial condition, results of operations or cash flows.

Our credit facility with Comerica Bank, or Comerica, contains various covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness;

•	pay dividends on our capital shares or redeem, repurchase, retire or make distributions in respect of our capital shares or subordinated indebtedness or make certain other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets;

•	create or incur certain liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

The Comerica loan agreement contains a financial covenant that requires us to maintain unencumbered liquid assets having a value of at least $1.5 million at all times. For more information regarding these covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Comerica Credit Facility.”

As of December 31, 2014, we were in compliance with the covenants contained in our loan agreement. However, a violation of covenants may result in default or an event of default under the loan agreement. Upon the occurrence of an event of default under the loan agreement, Comerica could elect to declare all indebtedness outstanding under that agreement to be immediately due and payable and terminate any commitments to extend further credit. If we are unable to repay those amounts, Comerica may proceed against the collateral granted to them to secure the indebtedness. Substantially all of our assets are pledged as collateral under the Comerica credit facility. If Comerica were to accelerate the repayment of borrowings, such acceleration would have an adverse effect on our business, financial condition, results of operations, liquidity or cash flows.

Our business is dependent on rare earth metals and other commodities, and volatility in these markets could be harmful to our business and operations.

Our products utilize magnets formulated with rare earth metals. These magnets are supplied by a limited number of producers and have, in the past, been subject to significant price volatility. These components are procured from non-U.S. producers, and as such their pricing is subject to the variability in currency exchange rates, such as those recently affecting the euro. Our products also are comprised of copper, steel and iron components, the prices of which are also subject to market fluctuation. We do not presently hedge either our costs of production or product sales, and as such we may be adversely affected by significant swings in the prices of necessary components between the time of pricing our products for sale and the delivery of completed products Furthermore, if we implement a hedging strategy in the future, there can be no assurance that these arrangements would be effective. Our failure to obtain in a timely manner sufficient quantities of components that meet our quality, quantity and cost requirements could delay or impair our ability to manufacture products and could increase our manufacturing costs.

We depend on highly skilled personnel to grow and operate our business, and if we are not able to hire, retain and motivate our personnel, we may not be able to grow effectively.

Competition for talented senior management, as well as middle management and engineers, is intense, and our future success will to some extent depend upon the contribution of a small number of key executives and personnel. Moreover, our ability to successfully develop and maintain a competitive market position will depend in part on our ability to attract and retain highly qualified and experienced management. The failure to attract and retain necessary personnel could have an adverse impact on our business, development, financial condition, results of operations and prospects.

The requirements of being a U.S. public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a U.S. public company, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and other applicable securities rules and regulations. We also continue to be subject to the reporting requirements of applicable Canadian securities laws and the rules and policies of the Toronto Stock Exchange, or TSX. Compliance with these rules and policies will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources, particularly after we are no longer considered an “emerging growth company,” as defined in the Jumpstart Our Business Startup Acts of 2012, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a U.S. public company subject to these rules and regulations, we may find it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation and corporate governance committee, and qualified executive officers.

Our management team has limited experience managing a U.S. public company. Our management team may not successfully or efficiently manage a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

In connection with our preparation of our financial statements for the period ended December 31, 2014, our management identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A, the material weakness pertains to our inability to process and ensure timely and accurate preparation and reviews of reconciliations necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles.

We are working to remediate the material weakness. We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the continued development and implementation of formal policies, improved processes and documented procedures, the implementation of a number of new controls over financial reporting and accounting, the enhancement of our month end close and financial reporting review process, as well as the hiring of two additional resources in the accounting department with appropriate accounting and internal control knowledge

The actions that we are taking are subject to ongoing senior management review, as well as oversight by the Executive Committee of our Board of Directors. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating the material weakness. If our remedial measures are insufficient to address the material weakness, or if significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and adversely affect the market price of our common shares.

As a result of becoming a U.S. public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, but we may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, either of which may harm investor confidence in us and the value of our common shares.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2015. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S., or GAAP. We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404, which will require that we evaluate, test and document our internal controls and, as a part of that evaluation, testing and documentation, identify areas for further attention and improvement. As noted above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. As a Canadian public company, we also are required to provide quarterly certification pursuant to Canadian Securities Administrators’ National Instrument 52-109, Certification of Disclosure in Issuers’ Annual and Interim Filings, with respect to, among other things, the design and operation of our internal controls.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We will need to continue to dedicate internal resources, and we have engaged outside consultants, to adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Thus, despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Any failure to maintain the adequacy of our internal controls, consequent inability to produce accurate financial statements on a timely basis, or identification of one or more material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We will be required to disclose changes made in our internal control over financial reporting on a quarterly basis. However, as an “emerging growth company”, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 as long as we are an “emerging growth company.” We will remain an “emerging growth company” for up to five years, although if the market value of our common shares that are held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. After this five-year period, our independent registered public accounting firm will be required to report on our internal controls over financial reporting if the market value of our common shares held by non-affiliates exceeds $75 million. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

Financial reporting and applicable regulations are complex, and failure to correctly interpret and abide by these standards could result in inaccurate financial information or reporting delays, which would have a significant impact on our reputation and value.

Our consolidated financial statements are prepared in accordance with GAAP. We adopted multi-element revenue recognition for product sales entered into or materially changed on or after January 1, 2011. Our current contracts are composed of three or four units of accounting: (i) the turbine product; (ii) commissioning services; and (iii) frequently, but not always, installation and/or extended warranty services. Turbine revenue is recognized when title and risk of loss transfer to the customer, commissioning service revenue is recognized when performed, and extended warranty revenue is recognized over the extended warranty period when that period begins. With our expansion into licensing and development contracts, complex revenue recognition accounting issues must be considered, which can result in us collecting significant cash milestone payments prior to being able to recognize revenue in accordance with GAAP. This could impact our ability to show demonstrated revenue expansion relative to our expected plans.

In addition, GAAP-based revenue recognition rules require a business to be able to reasonably estimate its warranty experience prior to recognizing revenues. The performance of all commissioned units experienced during the year will impact our estimates for our warranty obligations. In the event that we conclude we cannot reasonably estimate our warranty experience, we may not recognize revenues for GAAP purposes in the financial statements for a given period and all revenues and costs associated with units shipped through year end would be deferred on the balance sheet until we determine that we can reasonably estimate warranty costs.

The application of certain elements of GAAP can result in significant non-cash charges. Employee share option plans can require fair-value accounting under GAAP, which can result in such charges.

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with the International Accounting Standards Board, or IASB, promulgates new accounting principles that could have an adverse impact on our results of operations. For example, the FASB is currently working together with the IASB to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP, and those who are required to follow International Financial Reporting Standards, or IFRS. These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, among others, revenue recognition and financial statement presentation.

For example, in connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014 — Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) — that supersedes nearly all existing GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions.

We expect the Securities and Exchange Commission, or the SEC, to make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS would be costly to implement and may have a material impact on our financial statements and may retroactively impact previously reported transactions. Implementation of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue, which may affect our results of operations.

Our treatment as a U.S. corporation for U.S. federal income tax purposes may result in us being subject to income taxes in both the U.S. and Canada.

On April 16, 2014, we, as Wind Power Holdings, Inc., or WPHI, completed a reverse takeover transaction, or RTO, as described in “Certain U.S. Federal Income Tax Considerations — The Company as a U.S. Corporation for U.S. Federal Income Tax Purposes.” We believe Section 7874(b) of the Internal Revenue Code of 1986, as amended, or the Code, applied to the RTO to treat our company as a U.S. domestic corporation for all U.S. federal income tax purposes. Accordingly, we are subject to U.S. federal income tax as a U.S. domestic corporation on our worldwide income and any dividends paid by us to non-U.S. holders may be subject to U.S. federal income tax withholding at a 30% rate or such lower rate as provided in an applicable treaty. We currently do not intend to pay any dividends on our securities in the foreseeable future, however. As a Canadian corporation, we are also generally subject to Canadian income taxes on our worldwide income and dividends paid to non-Canadian holders may be subject to Canadian withholding taxes. Our currently anticipated activities and operations as a holding company generally are not expected to result in significant taxable income for Canadian tax purposes. Distributions made to us by our U.S. subsidiaries out of active business income previously taxed in the U.S. generally would not be expected to subject us to additional taxation in Canada. However, in the event that a U.S. subsidiary is sold, or we otherwise earn income from other sources, or if our U.S. subsidiaries earn certain types of passive income, such proceeds or other income could be subject to Canadian income tax. Though we do not expect Northern Power Systems Corp. to have significant taxable income for Canadian tax purposes in the foreseeable future, if it did, the combined taxes we may be required to pay in the U.S. and Canada could be significant and could adversely affect our ability to attain or sustain profitable operations going forward.

Our ability to use net operating loss carryforwards and other tax assets to reduce future tax payments may be limited by provisions of the Code.

As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of approximately $116.2 million and $69.7 million, respectively, which expire between 2015 and 2028. We also had federal research tax credit carryforwards of approximately $1.3 million, which begin to expire in 2028. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

The annual use of our net operating losses may be limited following certain ownership changes under provisions of the Code and applicable state tax laws. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate share ownership of certain shareholders (generally 5% shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our equity securities in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. We have completed a Section 382 study, through November 30, 2014, to assess whether an ownership change would have caused limitations to our net operating loss carryforwards. Based on that study, we have concluded an ownership change occurred on September 19, 2008 and therefore there is potential for $2.6 million of net operating loss to be limited. For the period of September 20, 2008 through November 30, 2014, we have determined that it is more likely than not that there has not been an ownership change under Section 382. Accordingly, our ability to use our net operating loss carryforwards to reduce future tax payments may be currently limited or may be limited as a result of any issuance of shares of our common shares. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

Risk Factors Related to Our Industry and its Regulation

We operate in a volatile industry and government-regulated market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

The growth and development of the wind power industry in the U.S., as in much of the world, has been supported through a variety of financial incentives and subsidies offered by governmental and regulatory bodies. The reduction or removal of the availability of these incentives would likely have an adverse effect on our business and prospects. The expiration and curtailment of these incentives in the U.S. resulted in significant contraction of our distributed-class wind turbine sales in the last four years, and this market is expected to provide only a modest portion of our sales for the foreseeable future.

Since we commenced operations in August 2008, we have experienced unpredictability in our operating environment, which poses significant risk to our ability to forecast financial results and have a significant impact on our ability to sell products and services.

In the distributed wind markets, the reduced U.S. incentives contributed to a decline in our North American orders by more than 90% from 2010 to 2012. In Europe, clarification of energy feed-in-tariff regulations in the U.K. and Italy was delayed from 2011 until the middle of 2012, which resulted in delayed or lost orders. Similarly, a delay in an expected announcement by the Italian governmental authorities clarifying the feed-in-tariff applicable to distributed-class turbines during the quarter ended December 31, 2014 caused a delay of our Italian existing order installations and new order negotiations. Incentives across multiple European countries, particularly Italy and the U.K., are currently stimulating demand in the European marketplace. These incentives are each subject to actions of legislative bodies in the respective jurisdictions, and there can be no assurance that incentives effectively enhancing the demand for wind power equipment will remain in place, or that any changes in policy may not serve to clarify the economic return anticipated for new wind power equipment in various jurisdictions. If governmental authorities do not continue to support, or reduce or eliminate their support for, the development of wind energy projects, our revenues may be adversely affected, our financing costs may increase, it may become more difficult to obtain financing, and our business and prospects may otherwise be adversely affected.

The unpredictable changes to government subsidies and financing sources in both the U.S. and global markets requires us to adjust our strategy to keep up with the changing landscape of favorable geographic markets.

Because we have to tailor our product features to effectively suit individual target markets, the developing market requirements necessitate a significant and continued investment in design and product offerings and may require us to enter into new markets that we may not have previously considered.

Due to the volatility of the markets, we have a diversified set of products and services, including a full suite of wind products, technology licensing and power technology products, as well as renewable energy development services. This requires that a minimum level of engineering personnel be maintained, even if all personnel are not fully leveraged at points in time. The cost of maintaining this engineering team is expensive and if we are not able to achieve an adequate amount of business revenues, cash consumption could be significant and profitability delayed.

We are subject to various laws and regulations governing protection of the environment and the use of real property, and the failure to comply with, or a change to, such laws and regulations could adversely affect our business, financial condition, future results and cash flow.

We are subject to numerous federal, regional, state and local statutory and regulatory standards relating to the use, storage and disposal of hazardous substances, and protection of the environment. If we fail to comply with those statutory or regulatory standards (or any changes thereto), we could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring us into compliance. We use certain substances at our Barre, Vermont facility that are or could become classified as hazardous substances. If any hazardous substances are found to have been released into the environment by us or our predecessors, or if such substances are found at our current facilities, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. Furthermore, we can be held liable for the cleanup of releases of hazardous substances at other locations where we arranged for disposal of those substances, even if we did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

In addition, private lawsuits or enforcement actions by federal, state, or foreign regulatory agencies may materially increase our costs. Certain environmental laws could make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities that we may acquire. Although we will seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own or operate, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause.

We are also required to obtain and maintain governmental permits and approvals under environmental and other laws for the operation of our Barre, Vermont facility. Some of the governmental permits and approvals contain conditions and restrictions or may have limited terms. We may not at all times comply with all conditions established by existing permits and approvals, and we may not be able to renew, maintain, or obtain all permits and approvals required to operate our facilities. Although we believe we have obtained and are in compliance with all permits and approvals necessary for the operation of our facilities, our failure to renew, maintain, or obtain any required permits or approvals, our inability to satisfy any requirement of any permits, or a change in law requiring new permits or approvals, may result in increased compliance costs (including potential fines or penalties), the need for additional capital expenditures or a suspension of operations.

Our anticipated future generation assets and construction projects will be required to comply with numerous federal, regional, state, provincial and local statutory and regulatory standards and to maintain numerous licenses, permits and governmental approvals required for operation. Some of the licenses, permits and governmental approvals will contain conditions and restrictions, or may have limited terms. If these assets and projects fail to satisfy the conditions or comply with the restrictions imposed by the licenses, permits and governmental approvals, or the restrictions imposed by any statutory or regulatory requirements, they may become subject to regulatory enforcement action and the operation of the assets and projects could be adversely affected or be subject to fines, penalties or additional costs or revocation of regulatory approvals, permits or licenses. In addition, we may not be able to renew, maintain or obtain all necessary licenses, permits and governmental approvals required for the continued operation or further development of our projects, as a result of which the operation or development of our assets may be limited or suspended. Our failure to renew, maintain or obtain all necessary licenses, permits or governmental approvals may have an adverse effect on our assets, liabilities, business, financial condition, results of operations and cash flow.

We and our customers operate in a highly regulated industry.

The market for electricity generating products is heavily affected by government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation with the electric utility power grid, which could result in additional costs to our end-users. These regulations and policies could deter end-user purchases of wind energy products.

As legal requirements frequently change and are subject to interpretation and discretion, we may be unable to predict the demand for our products.

Additionally, we could be subject to new laws or, in certain markets, be subject to certification requirements. Any new law, rule or regulation could require additional expenditure to achieve or maintain compliance or could adversely impact our ability to generate and deliver energy. Also, operations that are not currently regulated may become subject to regulation that could result in additional cost to our business. Further, changes in wholesale market structures or rules, such as generation curtailment requirements or limitations to access the power grid, could have an adverse effect on our ability to generate revenues from our facilities.

Future demand for wind energy may be limited. Renewable energy must compete with other renewable energy sources.

While wind has been a leading source of new electrical generation capacity installed in the U.S. and Europe in recent years, the market for products that generate wind energy is still at a relatively early stage of development in the U.S. when compared to conventional sources of energy. Wind energy technology may not be suitable for widespread adoption and the reduction or termination of incentive programs in the U.S. has already had an adverse impact on our future growth in this market. Other market uncertainties may also affect our ability to generate and increase sales, including the future of deregulation of the domestic U.S. electricity market, prevailing and future prices of oil and natural gas, and domestic and international policy responses to environmental issues. If market demand for wind energy products in general, and for our products in particular, fails to develop sufficiently or in the time frame that we expect, or if an oversupply of turbines available to the market from various competitors causes a prolonged decrease in the prevailing prices for turbines, we may be unable to generate sufficient revenues to achieve and maintain profitability.

In addition to competition from other industry participants and to traditional fossil fuel sources, we face competition from other renewable energy sources such as hydro and geothermal. The competition depends on the resources available within the specific markets. Although the cost to produce clean, reliable, wind energy is becoming more competitive, we must also compete with the production of solar power, hydroelectric, geothermal, and other forms of renewable energy. However, deregulation, legislative mandates for renewable energy, and consumer preference for environmentally more benign energy sources are becoming important factors in increasing the development of wind energy projects.

Changes in weather patterns may affect our ability to operate our proposed projects.

Changes in weather patterns may affect our ability to operate our proposed projects. Meteorological data we collect during the development phase of a project may differ from actual results achieved after wind turbines are erected. While long-term wind patterns have not varied significantly, short-term patterns, either on a seasonal or on a year-to-year basis, may vary substantially. These variations may result in lower revenues and higher operating losses.

Risks Related to Ownership of our Common Shares

Existing executive officers, directors and holders of 5% or more of our common shares will continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our directors, executive officers and holders of more than 5% of our common shares, together with their affiliates, beneficially own, in the aggregate, approximately 55% of our outstanding common shares. A limited number of these significant shareholders may have the ability to control or substantially influence all aspects of our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company. These actions may be taken even if they are opposed by our other shareholders.

The price of our common shares may fluctuate significantly, which may make it difficult for investors to sell such shares at a time or price they find attractive.

Our share price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In addition to those described in “Special Note Regarding Forward-Looking Statements,” these factors include:

•	Actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	Changes in financial estimates or publication of research reports and recommendations by financial analysts with respect to us or other financial institutions;

•	Reports in the press or investment community generally or relating to our reputation or the reputation of the renewable energy industry;

•	Strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions, or financings;

•	Fluctuations in the share price and operating results of our competitors;

•	Future sales of our equity or equity-related securities;

•	Proposed or adopted regulatory changes or developments;

•	Domestic and international economic factors unrelated to our performance; and

•	General market conditions and, in particular, developments related to market conditions for the renewable energy industry.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our share price, notwithstanding our operating results. We expect that the market price of our common shares will continue to fluctuate and there can be no assurances about the levels of the market prices for our common shares.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common shares, our shares price and trading volume could decline.

The trading market for our common shares may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if one or more analysts who covers us downgrades our common shares, or publishes inaccurate or unfavorable research about our business, the price of our common shares could decline. If one or more of the research analysts ceases to cover us or fails to publish reports on us regularly, demand for our common shares could decrease, which could cause our share price or trading volume to decline.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common shares less attractive to investors.

We are an emerging growth company. For as long as we are an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, certain reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Emerging Growth Company.” We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such standards apply to private companies. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies. In other words, an emerging growth company can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an emerging growth company, or (ii) affirmatively and irrevocably opt outs of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act. We have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies and, as a result, our financial statements may not be comparable to the financial statements of other public companies. In addition, we have availed ourselves of the exemption from disclosing certain executive compensation information in this Annual Report on Form 10-K pursuant to Title 1, Section 102 of the JOBS Act. We cannot predict if investors will find our common shares less attractive because we will rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

The market price of our common shares may decline due to the large number of our authorized common shares eligible for future sale.

Sales of substantial amounts of our common shares in the public market or the perception that such other future sales could occur, could cause the market price of our common shares to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of December 31, 2014, we had an aggregate of 22,764,353 common shares outstanding. All of these shares are tradable on the TSX without restriction, subject in some cases to the expiration of lock-up agreements, as described below, and, to volume and other restrictions under the escrow requirements of the TSX.

In connection with the RTO, each of Allen & Company LLC, Baker Investments, LLC, CWE LLC, and RockPort Capital Partners III, LP executed lock-up agreements that expire on April 21, 2015, which prohibit these shareholders from selling greater than 10% of their common shares prior to April 21, 2015, without the consent of Beacon Securities Limited on its own behalf and on behalf of Cormark Securities Inc. and Canaccord Genuity Corp.

We may also issue common shares or securities convertible into our common shares from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and cause the trading price of our common shares to decline.

We may issue additional equity securities, or engage in other transactions that could dilute our book value or affect the priority of the common shares, which may adversely affect the market price of our common shares.

Our board of directors may determine from time to time that we need to raise additional capital by issuing additional common shares or other securities. Except as otherwise described in this Annual Report on Form 10-K, we are not restricted from issuing additional common shares, including securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then-current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation of our company, holders of our debt or preferred equity securities, and lenders with respect to other borrowings, will receive distributions of our available assets before the holders of our common shares. Furthermore, sales of a substantial number of our common shares or other equity-related securities, or the perception that we may sell a substantial number of our common shares, could depress the market price of our common shares and impair our future ability to raise capital through the sale of additional equity securities.

We currently do not intend to pay dividends on our common shares for the foreseeable future.

We currently do not plan to declare dividends on our common shares in the foreseeable future. See “Dividend Policy” for more information. Any determination to pay dividends in the future will be at the discretion of our board of directors. Consequently, an investor’s only opportunity to achieve a return on the investment in us will be if the market price of our common shares appreciates and the investor sells our common shares at a profit. There is no guarantee that the price of our common shares that will prevail in the market will ever exceed the price that an investor pays.

Canadian laws differ from the laws in effect in the U.S. and may afford less protection to holders of our securities.

We are a company that exists under the laws of the Province of British Columbia, Canada and are subject to the provisions of the Business Corporations Act (British Columbia), S.B.C. 2002, c.57, or the BCBCA, and applicable Canadian securities laws, which laws may differ from those governing a company formed under the laws of a U.S. jurisdiction. The provisions under the BCBCA and applicable Canadian securities laws may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our articles of association, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

We lease our principal manufacturing and headquarters facility in Barre, Vermont, and lease additional office space for use by certain of our engineering, finance and legal teams in Waltham, Massachusetts, and sales offices in Zurich, Switzerland and Bari, Italy.

Our Barre, Vermont facility comprises approximately 115,000 square feet, including a manufacturing floor serviced by a 50-ton crane and multiple shipping bays. This facility includes executive offices and provides the base of operations for our engineers, manufacturing of certain key components, supply chain and customer service functions. We currently assemble all of our NPS 60 and NPS 100 turbines in our Barre, Vermont facility which includes equipment and tooling to assemble and test these turbines, including permanent magnet insertion. In addition, this facility allows us to manufacture generators and power converters both for incorporation into our turbines and on a contract basis. We believe that the current capacity of our Barre, Vermont facility is approximately $100 million in revenue at current prices and assuming one shift of production.

Following our sale of the facility for $1.3 million in June 2014, we entered into a five-year leaseback at $3.00 per square foot plus the cost of certain maintenance expenses, insurance and property taxes. We have the right to extend the lease term for three years, and also have the right to terminate the lease at the end of years two, three and four with six months’ prior notice.

We believe our facilities are adequate for our foreseeable needs, although we are considering relocating to another suitable production and technology space within the state of Vermont.

Item 3.	Legal Proceedings

We are not a party to any material pending legal proceedings. We may be involved from time to time in various legal proceedings in the normal course of business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares began trading on the Toronto Stock Exchange, or TSX on April 22, 2014 under the symbol “NPS” following the reverse takeover transaction described elsewhere in this Annual Report on Form 10-K. Prior to this time, there was no public market for our common stock. The following table sets forth information relating to the trading of the Company’s common shares on the TSX:

Year Ended December 31, 2014	High (CDN)	Low (CDN)
Second Quarter (Beginning on April 22, 2014)	$4.59	$3.75
Third Quarter	$4.25	$3.40
Fourth Quarter	$4.29	$3.00

On March 26, 2015, the last reported sale price for our common stock on the TSX was CDN$1.74 per share or, based on an exchange rate of CDN $1.25 per $1.00, $1.39.

Holders

As of March 26, 2015, there were approximately 58 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Option Exchanges and Exercises

In January 2014, certain employees of our subsidiaries Northern Power Systems, Inc., Northern Power Systems Utility Scale, Inc. and Northern Power Systems AG accepted an offer from us to exchange options to purchase an aggregate of 1,938,094 and 2,088,842 common stock of Northern Power Systems, Inc. and Northern Power Systems Utility Scale, Inc., respectively, under our 2011 subsidiary equity incentive plans for options to purchase an aggregate of 238,887 shares of the common stock of Wind Power Holdings, Inc., or WPHI, under the WPHI 2013 Stock Option and Grant Plan. The exercise price for the new options was equal to the fair market value of the common stock of WPHI as of the date of the closing of the exchange offer. However, in connection with the application process for the listing of our common shares on the Toronto Stock Exchange, the exercise price of such options was increased to US$2.33 per share. The new options were vested to the extent that the exchanged options were vested and will terminate on the same date as the exchanged options.

Additionally, since January 1, 2014, certain of the Company’s option holders exercised an aggregate of 49,445 options under our 2014 Stock Option and Incentive Plan. The exercise price for each of the options was equal to the fair market value of the underlying security as of the date of the grant.

We believe that all of the above transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about Wind Power Holdings, Inc.

Conversion of Outstanding Securities

On November 20, 2014, we exercised our option to convert all outstanding class B restricted voting shares to common shares at a one-to-one ratio effective November 30, 2014. The issuance of the common shares was exempt from registration under Section 3(a)(9) of the Securities Act.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim financial statements and audited consolidated financial statements and the related notes included. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere.

Overview

We are a growing provider of advanced renewable power creation and power conversion technology for the energy sector. We design, manufacture and service next-generation Permanent Magnet Direct-Drive, or PMDD, wind turbines for the distributed wind market, and we currently license our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers on a global basis. We also provide technology development services for a wide variety of energy applications. With our predecessor companies dating back to 1974 and our new turbine development since 1977, we have decades of experience in developing advanced, innovative wind turbines, as well as technology for power conversion and integration with other energy applications. Since 2008, we have invested more than $130 million in developing and commercializing our wind turbine platforms.

Our PMDD wind turbine technology is based on a simplified architecture that utilizes a unique combination of a permanent magnet generator and direct-drive design. The permanent magnet generator provides higher efficiency and higher energy capture than units that utilize a traditional gearbox design. Importantly, the direct-drive design of our turbine utilizes significantly fewer moving parts than traditional geared turbines, which increases reliability due to reduced maintenance and downtime costs.

The substantial majority of our current sales are in Italy, the U. K. and the U.S. the small wind subset of the distributed wind market, which commonly consists of turbines with rated capacities of 500 kW output or smaller. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 440 of these turbines. To date, these shipped units have run for over six and a half million hours in the aggregate.

We have developed a 2 MW turbine platform based upon our PMDD technology and launched in 2013 a strategy of partnering with large-scale manufacturers in developing regions, starting with a multi-billion dollar (in revenue) industrial equipment manufacturer based in Brazil (WEG Equipamentos Elétricos S.A., or WEG). We have licensed our technology to WEG exclusively for Brazil, but retain our right to sell Northern Power-branded utility-class turbines produced by WEG on a rest-of-world basis. WEG has accumulated a backlog of orders comprising over 500 MW of turbines built using our design. The first twelve of these were installed in Brazil in 2014 and WEG’s stated production rate at the end of the first quarter of 2015 was two per week. We are also seeking a limited number of similar partnership structures in other regional geographies, through which we intend that other large-scale manufacturers will produce and sell turbines for their domestic market and make available to us the supply of turbines to expand our regional ability to sell such turbines. We believe this approach will allow us to participate in the utility-class wind turbine market without a significant investment in capital equipment that would otherwise be required.

In addition to wind turbine development, we provide technology development services to customers to develop products and technology for a variety of complex energy applications, including energy storage, microgrids, and grid stabilization. While the customer owns the developed technology for a limited field of use, we typically maintain a license for all other applications and all other markets. As of December 31, 2014, we have deployed over 100 MW of products based on this technology and intend to commercialize sales of these products outside of the wind industry. While we do not expect material revenue from these services, they fund the expansion of our intellectual property portfolio.

For the years ended December 31, 2014 and 2013, respectively, we generated $56.5 million, and $20.6 million in revenue, respectively. For the years ended December 31, 2014 and 2013 we incurred net losses of $7.9 million, and $14.1 million, respectively. We have an accumulated deficit of $159.2 million as of December 31, 2014.

We are headquartered in Barre, Vermont and lease additional office space in Waltham, Massachusetts, Zurich, Switzerland, and Bari, Italy.

We were originally incorporated in Delaware on August 12, 2008 as Wind Power Holdings, Inc., or WPHI. In February 2014, WPHI filed a Registration Statement on Form 10 (File No. 001-36317) with the Securities and Exchange Commission to register the shares of common stock of WPHI, which became effective on June 3, 2014. On April 16, 2014, we (as WPHI) completed a reverse takeover transaction, or RTO, with Mira III Acquisition Corp., a Canadian capital pool company incorporated in British Columbia, Canada, or Mira III, whereby all of the equity securities of WPHI were exchanged (as described below) for common shares and restricted voting shares of Mira III, which became the holding company of our corporate group. In connection with the RTO, Mira III changed its name to Northern Power Systems Corp., the WPHI business became Mira III’s operating business, the WPHI directors and officers became Mira III’s directors and officers, and the WPHI historical consolidated financial statements included in this Annual Report on Form 10-K became the historical consolidated financial statements of Northern Power Systems Corp. Also in connection with the RTO, we completed a CDN$24.5 million private placement whereby we issued 6,125,000 subscription receipts.

The Company closed a $4.5 million convertible note offering in April 2013, and then closed an additional $2.0 million offering in September 2013. In both the April and the September offering, the notes were offered to existing shareholders. Upon the closing of the September offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 preferred stock (Series A, B and C-2 preferred stock were not converted into notes). This non-cash conversion increased total convertible notes outstanding by an additional $5.3 million. The convertible notes bore interest at a rate of 6% per annum payable upon maturity or conversion to equity securities. The notes contained a provision by which the outstanding principal and accrued interest on these notes would automatically convert into equity securities issued by the Company in a subsequent “Qualified Financing” (defined as a future equity financing resulting in aggregate gross proceeds of at least $10.0 million or any other future equity financing that is approved by the Company and holders of at least 60% of the aggregate principal amount of the convertible notes) at the same price at which the shares issued in the qualified financing are sold. Immediately prior to the RTO, the shares of common stock of WPHI, or WPHI Shares, were consolidated on a 1.557612-to-1 basis and then all of WPHI’s outstanding senior secured convertible notes automatically converted into an aggregate of 3,384,755 WPHI Shares. Additionally, each subscription receipt issued in the private placement converted into one WPHI Share.

In connection with the RTO, each WPHI Share held by U.S. residents who are accredited investors were exchanged for 0.72742473 of our restricted voting shares and 0.27257527 of our common shares. All other issued and outstanding WPHI Shares were exchanged for our common shares on a 1-to-1 basis. Additionally, all outstanding options to purchase WPHI Shares were exchanged and cancelled for options to purchase our common shares on a 1-to-1 basis with terms substantially the same to the options being exchanged.

Upon completion of the RTO, Northern Power Systems Corp. succeeded to WPHI’s status as a reporting company under the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, which permits us to continue to prepare our financial statements in accordance with generally accepted accounting principles in the U.S., or GAAP. In connection with the RTO, our common shares were listed on the Toronto Stock Exchange under the symbol “NPS.” You may access our periodic reports and other SEC filings on EDGAR or on our website www.northernpower.com, which also provides links to our Canadian securities filings on SEDAR and the SEC filings of our predecessor reporting company Wind Power Holdings, Inc. on EDGAR. This is a textual reference only. We do not incorporate the information on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

How We Conduct Our Business

We manage our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, other products produced and sold to customers, as well as in the future our direct sales of utility-class turbines. This business line reflects 88% and 97% of our revenues for the years ended December 31, 2014 and 2013, respectively.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 6% and 0% of our revenues for the years ended December 31, 2014 and 2013, respectively.

•	Technology Development — Included in this business line is our development of technology for specific customer needs. This business line reflects 6% and 3% of our revenues for the years ended December 31, 2014 and 2013, respectively.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

Unallocated costs and expenses include depreciation and amortization, stock compensation, and certain other non-cash charges, such as restructuring and impairment charges.

We have certain customer segments that are specific to each of our business offerings but we also have customers that see significant value in our ability to bring full suite licensing, development and prototype production of projects and could therefore leverage offerings across all of these capabilities.

Our international revenue was $50.4 million, and $16.1 million for the years ended December 31, 2014 and 2013, respectively, representing 89%, and 78% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A significant portion of our revenues continue to be denominated in a currency other than our reporting currency, the U.S. dollar, which decreased to 35% of total revenues for the year ended December 31, 2014 as compared to 45% of total revenues for the year ended December 31, 2013. We expect to see an increasing proportion of our revenues denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability. We do not currently use any instruments to hedge our currency risk, which could therefore subject our results to variation in performance from the fluctuation of such currencies. In the future, we may consider employing hedging strategies to reduce currency fluctuation risk.

How We Evaluate Our Operations

In managing our business we use a variety of financial and operational metrics to assess our performance, including:

•	Backlog value of our offerings;

•	Deferred revenues;

•	Segment revenue, gross profits and income (loss) from operations; and

•	Non-GAAP adjusted EBITDA.

Backlog Value of Our Offerings

We track the value of turbine product orders executed with our customers during a period, as well as the cumulative balance of backlog for all of our offerings as leading indicators of our revenue performance. We consider an order executed when a contract has been duly signed and a deposit for such contract has been received.

•	Turbine Sales — We determine order value for our turbine backlog as the turbine sale price along with our best estimate of other services expected to be rendered, such as shipping, installation and other services to ensure the effective initial operation of the turbine. Our backlog of orders for distributed turbines generally, but not always, converts to revenue within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection. In our backlog, we do not include the value of subsequent services such as operations and maintenance support that we might provide for such turbines.

•	Other Product Sales — We track order value of other products that we sell based upon our proprietary technologies in aggregate. Other products include non-turbine products such as maintenance kits, generators and converters we assemble and sell to customers.

Deferred Revenues

We believe that deferred revenue is a leading indicator of our revenue performance. We present values on our balance sheet as deferred revenue at such time as cash has been collected from our customer and certain aspects of the earnings process have been completed but recognition as revenue has not been achieved in conformity with GAAP. Each of our three customer facing lines typically has deferred revenue balances, including:

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

•	Technology Licensing and Technology Development — Our license and technology development agreements frequently result in our collection of cash for our delivery of certain milestones; however, such milestones do not always reflect the culmination of the earnings process and we therefore present the related cash collections as deferred revenue.

Segment Revenues, Gross Profits and Income (Loss) from Operations

We define segment gross profit as segment revenues less certain direct cost of sales and services. We define segment income (loss) from operations as segment gross profit less operating expenses excluding non-cash items such as depreciation, amortization, impairments, share-based compensation or restructuring charges. We use these profitability measures internally to track our business performance.

Non-GAAP adjusted EBITDA

We define non-GAAP adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, changes in the fair valuation of certain liability classified instruments, and certain other one-time non-cash charges.

Generally, a non-GAAP financial measure is a numerical measure of a Company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Annual Report on Form 10-K, however, should be considered in addition to, and not as a substitute for, or superior to, the comparable measure prepared in accordance with GAAP.

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

Non-GAAP adjusted EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our non-GAAP adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate non-GAAP adjusted EBITDA in the same manner. Some of the limitations in non-GAAP adjusted EBITDA are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	non-GAAP adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	non-GAAP adjusted EBITDA does not include the impact of share-based compensation;

•	non-GAAP adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate non-GAAP adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization and share-based compensation, from our non-GAAP adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

Because of the aforementioned limitations, you should consider non-GAAP adjusted EBITDA alongside other financial performance measures, including net income (loss), cash flow metrics and our financial results presented in accordance with GAAP.

Factors Affecting Our Results of Operations

We believe that the most significant factors that affect our financial performance and results of operations are as follows:

Italian Government Feed-in-Tariff and Blade Supply Impact on Near-term Results

In November 2014, the Italian governmental authorities announced that a clarification of the feed-in-tariff applicable to distributed-class turbines would be announced in the coming months. This caused a substantial portion of our Italian existing order installations and new order negotiations to be delayed. As a result, although the fourth quarter has historically been one of our strongest quarters for both revenue and distributed-class turbine orders, our revenue and backlog of orders for the quarter ended December 31, 2014 was less than our third quarter of 2014. Our net income, earnings per share and gross margin were negatively impacted as a result of these lower revenues as well as the mix of lower margin revenue than the third quarter of 2014. In early January 2015, the Italian authorities announced an extension of the feed-in-tariff program to December 31, 2017, with indications that it may be extended to 2020. As a result of this announcement, we expect our business in Italy to resume during the first half of 2015, although delay in final publication and implementation of this extension has continued to have a corresponding adverse effect on placement of orders and also will have an adverse effect on our revenue, net income, earnings per share and gross margin for the quarters ending March 31 and June 30, 2015. To the extent that orders resulting from the resumption of business in Italy are largely placed after the second half of the third quarter of 2015, this also could have an adverse effect on our revenue, net income, earnings per share and gross margin for that quarter, the quarter ending December 31, 2015, and the full 2015 fiscal year. During the quarter ended December 31, 2014, we committed a large amount of our working capital to build up substantial inventory in anticipation of distributed-class turbine orders for the Italian market and the corresponding delay in orders will have a continued impact on our working capital until we start receiving these orders and the associated milestone payments.

Our revenue for our first and second quarters of 2015 also will be negatively impacted by our primary supplier of blades ceasing operations, which occurred in February 2015. Although we are in the process of transitioning blade production to two new suppliers, we expect that some blades will not be delivered in the near term on a timely basis, which will have an adverse effect on our revenues for the quarters ending March 31 and June 30, 2015, and could have an adverse effect on our revenues for other future quarters. Additionally, the initial blades we expect to be produced by our new suppliers will cost more than the blades produced by our previous supplier, which will have an adverse effect on our net income, earnings per share and gross margin for the quarters ending June 30 and September 30, 2015.

Foreign currency fluctuations could impact profitability

A substantial amount of our business in 2015 could be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. This can result in a significant proportion of our receivables being denominated in foreign currencies. While a majority of our costs will be in the U.S. dollar, we do incur a portion of our costs in Chinese renminbi, Canadian dollars, Swiss francs and British pounds. In addition, we expect to be entering into extended duration operations and maintenance contracts, which would obligate us to perform services in the future based upon currently negotiated non-U.S. dollar denominated pricing terms. Although we plan to pursue economic hedging strategies, including increasing our euro-denominated costs and consideration of effective financial hedging strategies, there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on our revenues and delay our achieving profitability.

Our Ability to Source and Manage Working Capital Requirements

Our business operations require significant working capital. Our operating results and future growth depend on our ability to optimize the working capital cycle time and to source adequate working capital commensurate with the size of our business. Some of our suppliers require us to make prepayments in advance of shipment. We have currently started providing our customers with alternative payment options, such as letters of guarantee. Historically, we have managed to optimize our working capital cycle time and to source the required working capital from banks and capital financings. During the quarter ended December 31, 2014, we committed a large amount of our working capital to build up substantial inventory in anticipation of distributed-class turbine orders for the Italian market. As noted above, those orders have been delayed due to Italian regulatory delays, and this will have a continued impact on our working capital until we start receiving these orders and the associated milestone payments.

Government Policies Including Incentives, Tariffs, Taxes and Duties Affecting the Wind Power Sector

Government incentives continue to be one of the main drivers for developing wind energy technology and increasing capacity. Although government support programs differ from country to country, a number of countries have implemented incentive schemes, thus providing various types of subsidies to wind power developers and long-term tariffs. Historically, we and our customers have benefited from fiscal benefits applicable to investments in the wind power industry by federal, state and local governments in the U.S. and Europe. Changes in these policies have affected, and will continue to affect, the investment plans of our customers and us, as well as our business, financial condition and results of operations.

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our turbines and our distributed-class turbines are well suited for these installations, our orders for distributed-class turbines have increased in 2013 and 2014 as compared to prior periods. Published information from the U.K. indicates that the feed-in-tariff rates have declined by 10% as of October 2014 and may decline further in April 2015. The Italian authorities have extended the feed-in-tariff until December 31, 2017, and there are indications that they may further extend those tariffs until 2020. Our third generation distributed turbine offers customers meaningfully improved economics that make the turbines more relevant for regions that do not have economic incentives. As we continue sales in our core markets we expect to continue to expand our product offering and sales force to increase our sales in other regions.

Demand for Renewable Energy and Specifically for Wind Power Energy

Changes in prices of oil, coal, natural gas and other conventional energy sources influence the demand for electricity and for renewable energy sources. Our business expansion and revenue growth has depended, and will continue to depend, on demand for renewable energy, specifically wind power energy products and future growth of the wind turbine market which will be affected by the growth of the global and regional economies, the stability of financial markets and the ability of wind turbine manufacturers to further expand production capacity and reduce manufacturing costs.

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

International Expansion

We intend to invest in the expansion of our international sales and marketing efforts as we see opportunities for us to expand direct turbine sales, and technology licensing and development offerings. Certain regions are expanding wind power as a source of energy driven either by the natural cost of energy in such regions or by certain incentive regimes. We currently derive a significant proportion of our revenues outside of the U.S., and we expect this to continue. We currently intend to increase our sales and marketing investment on targeted regions with strong wind resource within any of Asia, Europe, and North America.

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

We generally engage two suppliers for each of our major components to minimize the dependency on any single supplier. We currently have certain critical components for which we only have a single source supplier. As noted above, the primary supplier of blades for our distributed-class turbines ceased operations in February 2015, and the resulting supply constraint will have an adverse effect on our revenues for the quarters ending March 31 and June 30, 2015, and could cause us to incur contractual damages if the delay causes us to be in breach of our agreements with customers.

Ability to Design and Market Technologically Advanced and Cost-Competitive Turbine Models

Although we have successfully launched three generations of our distributed-class wind turbines, our operating results and future growth depend on our ability to continue to develop and license technologies, and market technologically advanced and cost competitive wind turbines. We expect to continue to optimize the performance of our products under diverse operating conditions such as in low and high temperatures, low wind velocity and coastal areas, as well as reduce the cost of our offerings. Our ability to design and develop new products that meet these changing requirements has been and will continue to be critical to our ability to maintain and increase our installed capacity sold and profitability. As a result, we expect to continue to make significant investments in research and development, particularly with respect to designing and developing more technologically advanced and cost-competitive products and core components.

Seasonality in Our Operations

Wind turbine sales in the regions in which we currently sell our turbines are affected by seasonal variations and the timing of government incentive structures. To satisfy the delivery schedules, we manufacture most of our wind turbines during the second and third quarters of each year for delivery and installation in the third and fourth quarters. This schedule is due primarily to the weather conditions, which are more favorable in these quarters for installation in northern areas to which we supply most of our wind turbines. We expect that the seasonality will gradually lessen as we obtain more purchase orders for sale of wind turbines in additional geographies.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with GAAP.

Under GAAP, the RTO, as described above, is considered to be a capital transaction in substance, rather than a business combination. That is, the RTO is equivalent to the issuance of common shares by Mira III Acquisition Corp., a Canadian capital pool company incorporated in British Columbia, Canada, or Mira III, for the net monetary assets of Wind Power Holdings, Inc., or WPHI, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the RTO was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under share reverse takeover accounting, the post reverse acquisition comparative historical financial statements are those of the legal acquiree, WPHI, which is considered to be the accounting acquirer.

Share-based Compensation

In November 2013, we adopted the Wind Power Holdings, Inc. 2013 Stock Option and Grant Plan, or the 2013 WPHI Plan. This plan provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to our employees, consultants and directors. 2,568,034 shares of WPHI common stock were authorized for issuance under the 2013 WPHI Plan and no options were outstanding as of December 31, 2014 due to the conversion described below.

In December 2013, we commenced an offer to holders of options in our subsidiary option plans to exchange them for options to purchase shares of WPHI common stock to be issued under the 2013 WPHI Plan. The exercise price for the newly-issued stock options for holders accepting the exchange offer was equal to the fair market value of WPHI common stock at the date of the closing of the exchange offer. The newly-issued options were vested to the extent that the exchanged options were vested and will terminate on the same date as the exchanged options. This exchange offer closed in January 2014, and was accepted by virtually all option holders. Holders not accepting such exchange had their awards converted at a value-for-value basis to options in the 2013 WPHI plan and, therefore, at such time the Northern Power Systems, Inc. and Northern Power Systems Utility Scale, Inc., 2011 Stock Option Grant Plans were terminated. Effective with these transactions in January 2014, we no longer had any liability awards and we reclassified any values presented as liabilities for stock-based compensation to additional paid-in capital.

In March 2014, the Toronto Stock Exchange, or the TSX, informed us that we would be required to reprice the options issued in January 2014 under the 2013 WPHI Plan upon completion of the option exchange described above, so that the exercise price for such options would be equal to the price per equity security sold in our March 2014 private placement, as described below under “Liquidity and Capital Resources — Financing Activities.” Our board of directors determined effective the end of March 2014 that they would reprice these options as required by the TSX and as permitted by the option exchange documents, but would not modify the number of shares issued to employees.

As a result of the completion of the exchange offer and the repricing of such offer, we have not incurred any share compensation modification charges because the comparison of the fair value of the awards immediately before and after the modification resulted in the determination that no such charge existed.

The fair value of the new options granted under the 2013 WPHI Plan increased from $1.59 per share at December 31, 2013, to $1.78 per share at March 31, 2014, at which time the plan was terminated. As described below, in April 2014 all outstanding options in the 2013 WPHI Plan were converted to options in the 2014 Plan. Total share-based compensation expense, not including restructuring charges, for these plans is $887 and $701 for the years ended December 31, 2014 and 2013 respectively.

In April 2014, we adopted the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (the “2014 Plan”). The 2014 Plan provides for the grant of incentive stock options, non-statutory share options, and other types of share awards to our officers, employees, non-employee directors and consultants. 4,000,000 common shares are reserved for issuance upon the grant or exercise of awards under this plan. All shares underlying the 2013 WPHI Plan and the WPHI 2008 Equity Incentive Plan were converted to options in the 2014 Plan on a value-for-value basis.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effects of any necessary adjustments prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We use estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from licensing and development agreements; realizability of accounts receivable; and valuation of inventory, goodwill and long-lived assets, warranty reserves, deferred income tax assets, share-based compensation and contingencies.

Results of Operations of the Year Ended December 31, 2014 and the Year Ended December 31, 2013

Our general activity during the year ended 2014 was primarily focused on the following: concluding our capital raise and public listing on the TSX; expanding our order backlog of distributed turbines in key European markets; continuing to expand our technology licensing and development business, including closing a 3.3 MW development agreement with WEG; building our first prototypes of our next generation platform of our distributed-class turbine which is projected to reduce our cost of the turbine while increasing energy capture; and expanding our key leadership resources to expand our sales efforts into new geographies.

Our general activity during the year ended December 31, 2013 was primarily focused on: expanding our order backlog of distributed turbines in key European markets; continuing to expand our technology licensing and development business; designing a next generation platform of our distributed-class turbine which is projected to reduce our cost of the turbine while increasing energy capture; and increasing the production of our distributed-class turbines.

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues from Product Sales and Services, Technology Licensing and Technology Development increased by $35.9 million, or 174%, to $56.5 million for the year ended December 31, 2014 from $20.6 million for the year ended December 31, 2013. Our overall backlog decreased by $4 million or 9% to approximately $41 million at December 31, 2014 as compared to approximately $45 million at December 31, 2013. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013	Change	% Change
Product Sales and Service	$49.7	$20.1	$29.6	147%
Technology Licensing	3.6	—	3.6	100
Technology Development	3.2	0.5	2.7	540

Total	$56.5	$20.6	$35.9	174%

Product Sales and Service

Product sales and service revenue increased by $29.6 million to $49.7 million for the year ended December 31, 2014, from $20.1 million for the same period in 2013. The increase in our product sales and service revenue was primarily attributed to recognizing revenue on higher sales of our distributed-class turbines which totaled $42.7 million and an increase in sales of our non-turbine products which totaled $4.7 million for the year ended December 31, 2014 as compared to $18.9 million and $0 for turbines and non-turbine products, respectively, for the year ended December 31, 2013. In addition, related service revenue totaled $2.3 million for the year ended December 31, 2014 and $0.9 million for the same period in 2013. The 83 unit increase in turbine sales period over period is reflective of growth in the business as well as the recognition of revenue for certain distributed-class turbines which were delivered just after December 31, 2013.

We executed fewer new distributed-class turbine sales orders during the year ended December 31, 2014, in comparison to the same period in 2013, principally due to the delay in Italian orders resulting from delays in the clarification of the feed-in-tariff applicable to these turbines. Our deferred revenue balance associated with product sales and service at December 31, 2014 was $4.4 million which is included in the backlog value disclosed above. At December 31, 2013, such balance was $3.6 million.

Technology Licensing Revenue

Technology licensing revenue increased by $3.6 million to $3.6 million for the year ended December 31, 2014 from $0 for the same period in 2013. This increase is attributed to recognizing $2.6 million in revenues related to our licensing agreement with WEG along with $0.3 million of associated royalty revenue, the license fees related to a $0.6 million generator development agreement entered into in 2013, as well as $0.1 million in license fees from other smaller license agreements. Our contract with WEG allows for us to ultimately collect $3.0 million in license fees and potentially in excess of $10 million in royalty revenues over time, for the license of our NPS 2.X platform exclusively in Brazil and non-exclusively in the rest of South America. Our deferred revenue balance associated with Technology Licensing was $0.2 million as of December 31, 2014 which is included in the backlog value as disclosed above. At December 31, 2013, such balance was $1.7 million.

Technology Development Revenue

Technology development revenue increased by $2.7 million to $3.2 million for the year ended December 31, 2014 from $0.5 million for the same period in 2013. This increase is attributed to recognizing various contract technology development revenue as well as a proportion of revenue related to a contract with WEG, to develop a 3.3 MW turbine in 2014. We determined that the contract milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. There is a risk that the percent of development completed could exceed cash collections in which case an amount equal to this excess would be recorded as deferred revenue until such times as cash collections are sufficient to match percent of development performed. As of December 31, 2014, $1.5 million of cash collected for certain milestones were recorded as deferred revenue. Our deferred revenue balance associated with Technology Development was $1.7 million as of December 31, 2014, which is included in the backlog value as disclosed above. At December 31, 2013, such balance was $0.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively increased by $26.0 million or 134% in the year ended December 31, 2014 to $45.4 million as compared to $19.4 million in the year ended December 31, 2013.

A comparison of our costs of goods sold and cost of services for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013	Change	% Change
Product Sales and Service	$43.0	$18.1	$24.9	138%
Technology Licensing	0.8	0.1	0.7	700
Technology Development	0.6	0.2	0.4	200
Shared Services	0.1	0.2	(0.1)	(50)
Unallocated	0.9	0.8	0.1	13

Total	$45.4	$19.4	$26.0	134%

Product Sales and Service Cost of Goods and Costs of Service Sold

Product sales and service cost for the year ended December 31, 2014 increased by $24.9 million to $43.0 million from $18.1 million for the same period in 2013. The increase in product sales and service cost is primarily attributed to the recognition of a higher volume related to our distributed-class turbine sales and increase sales of non-turbine products for the year ended December 31, 2014 as compared to the same period in 2013. Our cost of goods sold was $40.1 million for product sales along with $2.9 million for related service costs for the year ended December 31, 2014 compared to $15.8 million for product sales and $2.3 million for related service costs for the same period in 2013.

Warranty expense, a component of cost of sales, increased by $1.5 million to $1.9 million for the year ended December 31, 2014 from $0.4 million for the same period in 2013. This increase reflects the higher number of units for which a warranty obligation was incurred in 2014 as well as warranty accruals for non-turbine products.

Technology Licensing Cost of Service

Technology licensing cost of services for the year ended December 31, 2014 increased by $0.7 million to $0.8 million from $0.1 million for the same period in 2013. The increase reflects higher costs associated with increased license technology activity in the year ended December 31, 2014 as compared to 2013 as several license contracts were completed in 2014.

Technology Development Cost of Service

Technology development cost of services for the year ended December 31, 2014 increased by $0.4 million to $0.6 million from $0.2 million for the same period in 2013. This increase is related to beginning work on development of a 3.3 MW turbine for WEG and an increase in development activity with other parties.

Shared Services

Shared services for the year ended December 31, 2014 decreased by $0.1 million to $0.1 million from $0.2 million for the same period in 2013, principally driven by slightly lower information technology expense allocation in 2014.

Unallocated

The costs from unallocated expenses increased by $0.1 million to $0.9 million compared to $0.8 million for the years ended December 31, 2014 and 2013, respectively principally driven by slightly higher depreciation expense related to the abandonment of an asset used as service equipment.

Segment Gross Profit (Loss) (dollars in millions)

	Year Ended December 31,
	2014	2013	Change	% Change
Product Sales and Service	$6.7	$2.0	$4.7	235%
Technology Licensing	2.8	(0.1)	2.9	N.M.
Technology Development	2.6	0.3	2.3	767
Shared Services	(0.1)	(0.2)	0.1	(50)
Unallocated	(0.9)	(0.8)	(0.1)	13

Total	$11.1	$1.2	$9.9	825%

Product Sales and Service

Gross profit from product sales and service for the year ended December 31, 2014 increased by $4.7 million to $6.7 million compared to $2.0 million for the same period in 2013 principally due to an increase in sales of distributed-class turbines and non-turbine products of $28.5 million offset by higher cost of goods sold of $24.9 million in the year ended December 31, 2014.

Technology Licensing

Gross profit from technology licensing for the year ended December 31, 2014 increased by $2.9 million to $2.8 million from a loss of ($0.1) million for the same period in 2013. The improvement is principally due to higher revenue recognition in 2014 from the WEG and other third party licensing arrangement offset by related cost of sales.

Technology Development

Gross profit from technology development for the year ended December 31, 2014 increased by $2.3 million to $2.6 million compared to $0.3 million for the same period in 2013, principally due to higher revenues from contract technology development services provided to WEG and other third parties in 2014.

Shared Services

Gross loss from shared services for the year ended December 31, 2014 decreased by $0.1 million to ($0.1) million from ($0.2) million for the same period in 2013 principally driven by slightly lower information technology expense allocation in 2014.

Unallocated

Gross loss from unallocated expenses increased by $0.1 million to ($0.9) million compared to ($0.8) million for the years ended December 31, 2014 and 2013, respectively principally driven by slightly higher depreciation expense related to the abandonment of an asset used as service equipment.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased by $0.9 million or 30% to $3.9 million for the year ended December 31, 2014 from $3.0 million for the same period in 2013. The increase in sales and marketing expenses was driven by a net expansion in global sales and marketing resources.

Research and Development Expenses

Research and development expenses increased by $0.6 million or 14% to $4.8 million for the year ended December 31, 2014 from $4.2 million for the same period in 2013. The increase in research and development expenses is due in part to a higher proportion of our engineering workforce and outside consultants providing research and development support to manufacturing for our next generation distributed-class turbine as well as supporting existing technologies as compared to the prior period.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million or 30% to $9.0 million for the year ended December 31, 2014 from $6.9 million for the same period in 2013. The increase in our general and administrative expenses is primarily explained by an increase of $1.1 million increase in professional fees and consultant expenses, this increase is primarily due to costs related to the RTO, as well as a $0.4 million in compensation and benefits along with a $0.6 million increase in travel expenses and other expenses.

Asset Held for Sale Loss

Loss from disposal of asset held for sale decreased $0.8 million to $0 for the year ended December 31, 2014 from $0.8 million in the same period in 2013. The sale of our plant in Barre, VT was completed in June 2014.

Restructuring

Restructuring expense decreased to $0 for the year ended December 31, 2014 from $0.1 million for the same period in 2013. Accounting for the fair-value change of certain 2012 restructured stock based compensation awards resulted in a $0.1 million charge in 2013 with no charge in 2014.

Loss from Operations

Our loss from operations decreased by $7.2 million to ($6.6) million for the year ended December 31, 2014 compared to ($13.8) million for the same period in 2013. The decrease in loss is principally due to the increase in gross profit of $9.9 million partially offset by a $1.2 million increase in professional fees and consulting expense, a $0.6 million increase in R&D expense, a $1.4 million increase in compensation and benefits, and a $0.5 million decrease in other operating expenses.

Segment Income (Loss) from Operations (dollars in millions)

	Year Ended December 31,
	2014	2013	Change	% Change
Product Sales and Service	$(0.5)	$(3.5)	$3.0	(86)%
Technology Licensing	2.2	(1.6)	3.8	238
Technology Development	2.5	0.3	2.2	733
Shared Services	(8.5)	(6.5)	(2.0)	31
Unallocated	(2.3)	(2.5)	0.2	(8)

Loss from operations	$(6.6)	$(13.8)	$7.2	(52)%

Product Sales and Service

Income from operations from product sales and service for the year ended December 31, 2014 increased by $3.0 million to a loss of ($0.5) million compared to a ($3.5) million loss for the same period in 2013 principally due to the increase in gross profit of $4.8 million from increased sales partially offset by increased operating expenses of $1.8 million attributable to product sales and service, to support the increase in business activity in 2014.

Technology Licensing

Income from operations from technology licensing for the year ended December 31, 2014 increased by $3.8 million to income of $2.2 million compared to a ($1.6) million loss for the same period in 2013, due to an increase in gross profit of $2.9 million from increased revenue from the WEG NPS 2.X license and a decrease of ($0.9) million in operating expenses for research and development expenses attributable to technology licensing in the year ended December 31, 2014.

Technology Development

Income from operations from technology development for the year ended December 31, 2014 increased by $2.2 million to $2.5 million compared to $0.3 million for the same period in 2013, due to an increase in gross profit of $2.2 million from increased development revenue in 2014.

Shared Services

Corporate shared general and administrative loss for the year ended December 31, 2014 increased by $2.0 million to ($8.5) million compared to ($6.5) million for the same period in 2013 principally due to increased consulting and professional fee expenses of $1.1 million, an increase of $0.7 in compensation and benefits, and other corporate and shared services expenses of $0.2 million.

Unallocated

The loss from unallocated expenses for the year ended December 31, 2014 decreased by $0.2 million to ($2.3) million compared to ($2.5) million in the same period in 2013 due to a decrease in loss on disposal of $0.8 partially offset by an increase of $0.6 million in other unallocated expense.

The table below breaks out the unallocated expenses by category for the periods reported. (dollars in millions)

	Year Ended December 31,
	2014	2013	Change	% Change
Depreciation and amortization	$(0.9)	$(1.0)	$0.1	(10)%
Share-based compensation	(0.9)	(0.7)	(0.2)	29
Non cash portion of restructuring charge	—	(0.1)	0.1	(100)
Asset held for sale loss	—	(0.8)	0.8	(100)
Other	(0.5)	0.1	(0.6)	(600)

Total charges	$(2.3)	$(2.5)	$0.2	(8)%

Other Expense and Income Tax Expense

Other expense is consistent with prior year with a decrease in interest expense primarily offset by the decline in fair value of the warrants.

Income tax expense was $0.9 million for the year ended December 31, 2014 and $0 for the same period in 2013. The increase is the result of Brazilian tax expense incurred on certain license and royalty revenue earned in Brazil in 2014.

Net Loss

Net loss decreased by $6.2 million or 44%, to ($7.9) million for the year ended December 31, 2014 from a net loss of ($14.1) million for the same period in 2013.

The decrease in our net loss for the year ended December 31, 2014, is primarily due to the decrease in loss from operations of $7.2 million partially offset by an increase in other expense and income tax expense of $0.9 million.

Non-GAAP Measures

Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Annual Report on Form 10-K, however, should be considered in addition to, and not as a substitute for or superior to the comparable measure prepared in accordance with GAAP. We utilize the non-GAAP measure of non-GAAP adjusted EBITDA which we define as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, changes in the fair valuation of certain liability classified instruments, and certain other one-time non-cash charges.

Non-GAAP adjusted EBITDA Loss (dollars in millions)

	Year Ended December 31,
	2014	2013
Net loss	$(7.9)	$(14.1)
Provision for income tax	0.9	—
Interest expense	0.3	0.5
Depreciation and amortization	0.9	1.0
Share-based compensation	0.9	0.7
Change in fair value of warrants	—	(0.2)
Non cash portion of restructuring charge	—	0.1
Asset held for sale loss	—	0.8

Total noncash addbacks	3.0	2.9

Non-GAAP Adjusted EBITDA Loss	$(4.9)	$(11.2)

Non-GAAP adjusted EBITDA was a loss of ($4.9) million for the year ended December 31, 2014 and ($11.2) million for the same period in 2013. The change in non-GAAP adjusted EBITDA loss is primarily attributable to a decrease in net loss resulting from higher sales in 2014.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data (dollars in millions)

	Year Ended December 31,
	2014	2013
Net loss	$(7.9)	$(14.1)
Net cash used in operating activities	(14.8)	(6.1)
Net cash provided by (used in) investing activities	0.2	(0.4)
Net cash provided by financing activities	23.3	6.5

Cash and Cash Equivalents

As of December 31, 2014, we had cash and cash equivalents of $13.1 million of which $0.3 million was held by a foreign holding company and subsidiary. We had cash and cash equivalents of $4.5 million for the same period in 2013.

Prior to April 16, 2014, our principal source of liquidity had been private sales of convertible preferred stock. From inception to December 31, 2013, we completed four rounds of equity financing through issuance of our convertible preferred stock with total cash proceeds to us of $123.0 million. We also issued convertible notes totaling $6.5 million in two offerings during the year ended December 31, 2013. During the year ended December 31, 2014, we closed on a $19.6 million private placement, net of commissions, legal, accounting and printing fees of $2.7 million, in connection with a reverse takeover transaction. Proceeds from our financing transactions have been used primarily to fund working capital needs and our operations. We believe that our available cash and availability under our line of credit will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, for at least one year from the date of this Annual Report on Form 10-K based on our current projections.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, impairment losses, share-based compensation, and changes in working capital and other activities. Despite a reduction in net loss cash used in operations increased as described below as a result of working capital needs.

For the year ended December 31, 2014, net cash used in operating activities increased by $8.7 million to $14.8 million from $6.1 million for the year ended December 31, 2013. The increase in cash used in operating activities for 2014 is primarily due to the effect of changes in operating assets and liabilities resulting in a cash outflow of $9.2 million. Included in these changes were a $5.2 million increase in inventory driven by higher production volume as shipments to customers slowed, a $2.4 million increase in accounts receivable and an increase in unbilled revenues of $1.6 million which is partially offset by an increase in related rebates of $0.9 million, and a decrease of $5.3 million in customer deposits resulting from higher revenue recognition and the reclassification of some deposits to deferred revenue due to achieving shipment milestones. This increase of working capital was offset by an increase in deferred revenue and accrued expenses. These changes in cash from operations were funded in part by the $4.0 million draw on the line of credit noted below.

Investing Activities

Net cash provided by (used in) investing activities was $0.2 million and ($0.4) million for the years ended December 31, 2014 and 2013, respectively. Cash provided by investing activities in 2014 consisted of gross proceeds of $1.2 million from the sale of our manufacturing facility in June 2014. The increase in cash provided by was partially offset by a $1.0 million outflow for fixed asset purchases. A portion of such proceeds were used to payoff of the VEDA mortgage balance as described below. Cash used in investing activities consisted of purchasing certain equipment required to maintain operations.

Financing Activities

Our primary financing activities through December 31, 2013 consisted of private sales of convertible preferred stock and convertible notes. All of the WPHI convertible preferred stock was converted to WPHI common stock and additional convertible notes in a recapitalization completed in September 2013.

In connection with the RTO, WPHI completed a private placement, or the Private Placement, of 6,125,000 subscription receipts, or the Subscription Receipts, on March 17, 2014 for aggregate gross proceeds of CDN$24.5 million ($22.3 million) at a price of CDN$4.00 per Subscription Receipt. As a result of the closing of these transactions and the payoff of the VEDA mortgage referenced below, as of the date hereof, our outstanding debt has been reduced to zero.

For the year ended December 31, 2014, net cash provided by financing activities was $23.3 million compared to net cash provided of $6.5 million for the year ended December 31, 2013. The change was due to the proceeds from our equity transaction as described above partially offset by payoff of the VEDA mortgage balance. As of December 31, 2014, we had $4 million outstanding on our working capital revolving line of credit compared to $0 outstanding as of December 31, 2013.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at December 31, 2014 or December 31, 2013.

Contractual Obligations

As described below our long-term debt obligations were zero as of December 31, 2014. We have $4.0 million outstanding on our working capital revolving line of credit and a $1.8 million outstanding performance letter of credit and warranty guarantee which is described below in the Comerica Credit Facility section.

On April 16, 2014, at the closing of our reverse takeover transaction, our convertible note obligations met the automatic conversion criteria contained within the note agreement of an equity financing resulting in aggregate gross proceeds of at least $10.0 million. As a result, these notes converted to capital shares upon such closing. The convertible notes were collateralized by a pledge of our capital shares and certain of our intellectual property.

We previously had a mortgage on our production facility with the Vermont Economic Development Authority, or VEDA. The VEDA mortgage was a variable interest rate loan bearing interest of 3.75%, maturing on October 6, 2015. During June 2014 we sold the facility and paid off the mortgage obligation. There were no early payment penalties on the mortgage. Contemporaneously, we leased the facility back from the buyer for a five year term. We have the right to terminate the lease without penalty upon at least six months’ prior notice effective at the end of the second, third or fourth year of the lease term.

Comerica Credit Facility

In February 2013, our working capital line of credit was increased to $4.0 million and again during the fourth quarter of 2013, to $6.0 million. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of December 31, 2014 and 2013 we had $4.0 million and $0 outstanding on the working capital revolving line of credit, respectively. At December 31, 2014, we had a net maximum supported borrowing base of $0.2 million remaining. The foreign working capital revolving line of credit with Comerica was scheduled to mature on June 30, 2014. We negotiated a revised credit facility prior to such maturity date with Comerica for the amount of $6.0 million. The renewed facility matures on June 30, 2015. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At December 31, 2014, we had $1.8 million of such performance and warranty guarantees outstanding with four customers.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.5 million at all times. At December 31, 2014, we had unencumbered liquid assets having a value of $8.5 million.

The loan agreement also contains various covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness;

•	pay dividends on our capital shares or redeem, repurchase, retire or make distributions in respect of our capital shares or subordinated indebtedness or make certain other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	create or incur certain liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

For the year ended December 31, 2014, we were in compliance with all covenants under this credit facility. Our Mira III reverse takeover did not change our bank covenants.

Summary of Critical Accounting Policies

In our financial statements, as included in this filing, we discuss various significant accounting policies. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we highlight certain of our most critical policies along with certain other critical disclosure as it relates to these policies, including:

Use of Estimates — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Periodically, we evaluate our estimates, including those related to our accounts receivable, valuation allowance for inventories, useful lives of property and equipment and intangible assets, goodwill and long-lived assets, accruals for product warranty, estimates of fair value for share-based compensation, income taxes and contingencies, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable at the time they are made, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. There were no significant changes in our critical accounting policies during the year ended December 31, 2014 from the prior year end.

Revenue Recognition — We generate revenue from three principal sources: product sales and services, technology licensing and technology development. Related accounts receivable are stated at their estimated net realizable value. Accounts receivable are charged to the allowance for doubtful accounts when deemed uncollectible.

We recognize revenues from product sales when delivery has occurred under completely executed sales agreements with selling prices fixed or determinable, and for which collectability is reasonably assured.

Revenues from service, design activities, and repair time are recognized as our work is performed and collectability is reasonably assured. Our service revenues were related primarily to commissioning activities as well as revenue generated from extended warranties and maintenance and service contracts.

Virtually all of our turbine sales contracts include multiple elements that are delivered at different points of time. A deliverable element in an arrangement qualifies as a separate unit of accounting if the delivered item has value to our customer on a stand-alone basis. Our contracts are composed of three or four units of accounting: the turbine product, commissioning services, and frequently, but not always, installation and/or extended warranty services. Typically, the final 10%-30% of the turbine value for billing is due subsequent to the shipping/delivery of a turbine to the customer. Our current policy states that, to the extent that the value ascribed to the product value at shipment (delivery) is greater than the value billed to date the difference is recognized as unbilled revenue if no collectability questions exist.

For these arrangements, our revenue is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. We have determined that vendor-specific objective evidence, or VSOE, and third-party evidence, or TPE, are not currently available for our elements and therefore management’s best estimate of selling price, or BESP, is currently used. VSOE is the price at which we independently sell each unit of accounting to our customers. TPE is the price of any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which we would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. We re-evaluate the existence of VSOE and TPE in each reporting period and utilize the highest-level available pricing method in the hierarchy at any time.

Revenue related to our licensing intellectual property is recognized per ASC Topic 605-25-3, “Revenue Recognition, Multiple Element Arrangements, Units of Accounting” which refers to SAB 100 Subtopic 13.A.3(d),

“License Fee Revenue”, which states that delivery for revenue recognition purposes does not occur until the license term begins. Therefore, we do not recognize revenue from the licensed intellectual property until the customer has the right to use the intellectual property per the terms of the contract, physical delivery of the intellectual property has occurred and all other revenue recognition criteria have been met. There may be instances in which the intellectual property has been delivered but other services such as training, installation support, or supply chain certification are necessary for the customer to fully benefit from the intellectual property. In those cases, revenue recognition may be deferred until such services are delivered. For contracts to perform development services we record revenues using the percentage-of-completion method when applicable, if the percentage-of-completion method is not applicable we recognize revenue when all four revenue recognition criteria have been met.

For all product sales that have not yet been delivered by us, the related revenue and product costs are deferred until our delivery occurs. Customers may also elect to purchase extended warranty agreements that are deferred and recognized over the covering years, generally years three through five of the turbine’s life.

Inventories — Inventories are stated at the lower of cost, determined by the standard cost method, or market value. Excess inventory is carried at its estimated net realizable value. Excess inventory is estimated using assumptions regarding forecasted customer demand, market conditions, the age of the inventory items, and likely technological obsolescence. If any of the current estimates are significantly inaccurate, losses may result, which could be material. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Accounts Receivable — Our customers operate primarily in the distributed energy market place and include wind developers and end users that cover multiple industries and geographic locations. Our products and services are sold under contracts with varying terms including contracts denominated in foreign currencies. As of December 31, 2014, 23% of our accounts receivable was denominated in euro, compared to 60% as of December 31, 2013. We expect the proportion of foreign denominated account receivable to increase as we expand sales internationally. We record all accounts receivable in U.S. dollars and adjust the U.S. dollar amount monthly to account for changes in exchange rates. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on the value of our accounts receivable. We do not currently engage in any hedging strategies, but we may consider hedging strategies in the future.

Warranty Costs — Our warranty contract with customers of our distributed-class wind turbine products is sometimes limited to repair or replacement of parts and typically expires two years from the date of shipment or commissioning. In such cases, we have typically provided non-warranty obligated services at no charge during the initial two-year period. Customers may elect to purchase from us extended warranty coverage for repair or replacement of parts for a period covering year’s three to five of the product life. Extended warranties typically cover the same scope as initial warranties.

Our warranty contracts with customers of non-turbine products typically expire upon the earlier of 18 months after shipment or 12 months after commissioning by the customers and typically cover parts and labor.

We record estimated warranty obligations in the earlier period of: (i) the period in which the related revenue is recognized or, (ii) the period in which the obligation is established. Warranty liabilities are based on estimated future repair costs incurred during the warranty period using historical labor, travel, shipping, and material costs, as well as estimated costs for performance warranty failures, when applicable, based upon historical performance experience. The accounting for warranties requires us to make assumptions and apply judgments when estimating product failure rates and expected costs. Adjustments are made to warranty accruals based on claim data and experience. If actual results are not consistent with the assumptions and judgments used to estimate warranty obligations, because either failure rates or repair costs differ from our assumptions, our resulting change in estimate could be material.

We also offer performance guarantees to certain customers related to minimum uptime and power generation performance. The guarantees are within the normal operating performance of similar turbines in the deployed fleet. To date we have not recorded any expense or liability related to such guarantees, as the turbines have met the performance requirement.

Income Taxes — We use the liability method of accounting for income taxes. Under this method, income taxes are provided for amounts currently payable and for deferred tax assets and liabilities, which are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not.

We account for uncertain tax positions by determining a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We do not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded and no interest or penalties have been recognized. Assessment of uncertain tax positions requires significant judgments relating to the amounts, timing, and likelihood of ultimate resolution. Our actual results could differ materially from these estimates.

Share-based Compensation — For equity awards, share-based compensation expense is recognized based on the fair value of the awards on the grant date and amortized on a straight-line basis over their vesting terms. For modified liability awards, we revalue the awards at each reporting period until settlement of the award. Share-based compensation expense is recognized as the greater of the fair value of the awards on the grant date or reporting date, amortized on the straight-line basis over their vesting terms. For awards initially issued as liability-based awards, we revalue the awards at each reporting period until settlement of the awards, with share-based compensation expense recognized based upon the fair value of the awards as of the reporting date, amortized on the straight-line basis over their vesting terms. Awards that have vested but are not settled are revalued at each reporting date and any excess of the current fair value over the grant-date fair value is recognized as share compensation expense in such period. We present our liability for applicable option awards based upon reporting-date fair market value for such awards.

Share-based compensation expense is recorded based on the fair value of the award at the grant date net of anticipated forfeiture rates, using the Black Scholes option pricing model. We consider many factors when estimating the share-based compensation forfeiture rate including employee class, economic environment, historical data, and anticipated future employee turnover. We review our forfeiture rate when changes in business circumstances warrant a review, and perform a full analysis annually as of December 31.

We account for share-based compensation issued to nonemployees at the fair value of equity instruments given as consideration for services rendered as a noncash expense to operations. The equity instruments are revalued on each subsequent reporting date, until the measurement date is determined. We follow modification accounting guidance under ASC Topic No. 718, “Stock Compensation”, when changes in the terms of granted options occur.

Valuation of our Company — At various historical times, we have been required to determine the valuation of our Company. These valuations of our company were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of a public trading market, we considered all relevant facts and circumstances known at the time of valuation, made certain assumptions based on future expectations and exercised significant judgment to determine the fair value of our company, including the following:

•	Our historical financial results as well as our most recent projections of our future operating and financial performance;

•	Recent private capital transactions;

•	The rights and privileges of our various classes of equity and debt instruments;

•	Overall economic and industry outlooks; and,

•	The market performance of comparable publicly traded companies.

We perform valuations to appropriately present the values for:

•	The WPHI warrants which, when outstanding, are required to be presented at fair value on reporting dates and at such times as transactions occur;

•	Our subsidiary level options which, when outstanding, are required to be presented at fair value on reporting dates and at such times as transactions occur;

•	The granting of new options in our subsidiary and consolidated level option plans; and,

•	Other equity or debt instruments issued for which fair-value considerations are relevant.

Such valuations are performed whenever financial reporting or transactional activity warrants us updating our valuation considerations. Significant judgment is exercised in determining the fair value of our company including management’s assumptions on future expectations of cash flows, growth rates, and liquidity needs among others.

To determine the fair valuation of various financial instruments in our capital structure we start by first determining the Business Enterprise Value, or BEV, of our company. We then allocate to each element of our capital structure (our common shares; the WPHI preferred stock, common stock, warrants and convertible notes; and our subsidiary common stock) using the Black-Scholes option-pricing model to determine fair value of the various offerings when applicable.

Estimates of volatility are based on observations similar publicly traded companies and estimates of expected terms are based on estimated time to exercise of the option or warrant. We also utilized the Probability Weighted Expected Return Method, or PWERM, to ascribe a value to the WPHI senior secured convertible notes, when outstanding, and the WPHI common stock. The PWERM applied a range of probabilities to a set of possible outcomes to determine a value for each outcome.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

In March 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASE 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. It should be noted that although this guidance eliminates the concept of extraordinary items, the presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence has been retained and has been expanded to include items that are both unusual in nature and infrequent in occurrence. The nature and financial effects of each event or transaction is required to be presented as a separate component of income from continuing operations or, alternatively, in the notes to the financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact this accounting standard update. The application of this ASU will not have an impact on our financial statements.

Emerging Growth Company

Accounting Standards Applicable to Emerging Growth Companies: We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102(b)(1) of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period, and as a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates for new or revised accounting standards for U.S. public companies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Northern Power Systems Corp.

We have audited the accompanying consolidated balance sheet of Northern Power Systems Corp. (formerly known as Wind Power Holdings, Inc.) and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the year then ended. Our audit also included the financial statement schedule of Northern Power Systems Corp. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Power Systems Corp. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Boston, Massachusetts

March 31, 2015

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Northern Power Systems Corp.

We have audited the accompanying consolidated balance sheet of Northern Power Systems Corp. (formerly known as Wind Power Holdings, Inc.) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Power Systems Corp. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CohnReznick LLP

Glastonbury, Connecticut

April 14, 2014, except for the fourth paragraph of Note 10, which is as of September 3, 2014

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(In thousands, except share and per share amounts)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,142	$4,534
Accounts receivable—net of allowance for doubtful accounts of $187 and $103 at December 31, 2014 and 2013, respectively	3,491	1,175
Unbilled revenue	2,212	786
Inventories—net (Note 4)	16,456	11,682
Deferred costs	1,062	1,443
Prepaid expenses and other current assets	2,737	1,365

Total current assets	39,100	20,985
Property, plant and equipment—net (Note 6)	1,854	1,414
Intangible assets—net (Note 7)	474	509
Goodwill	722	722
Deferred income taxes (Note 13)	487	2,384
Asset held for sale	—	1,300
Other assets	217	231

Total Assets	$42,854	$27,545

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(In thousands, except share and per share amounts)

	2014	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Working capital revolving line of credit (Note 8)	$4,000	$—
Current portion of long-term debt (Note 8)	—	141
Accounts payable	4,153	2,148
Accrued expenses (Note 9)	5,050	2,158
Accrued compensation	2,529	2,207
Deferred revenue	4,275	4,221
Deferred income taxes (Note 13)	649	2,532
Customer deposits	5,642	10,917
Liability for stock-based compensation (Note 11)	—	598
Other current liabilities	77	197

Total current liabilities	26,375	25,119

Deferred revenue, less current portion	2,041	1,163
Senior secured convertible notes (Note 8)	—	12,107
Long-term debt, less current portion (Note 8)	—	300
Other long-term liability (Note 17)	308	258

Total Liabilities	28,724	38,947

Commitments and Contingencies (Note 17)
SHAREHOLDERS’ EQUITY (DEFICIENCY):
Voting common shares, no par value—Unlimited shares authorized; 22,764,353 shares issued and outstanding as of December 31, 2014, not authorized as of December 31, 2013.	165,386	—
Common stock, $0.01 par value—44,000,000 shares authorized; 12,840,187 shares issued and outstanding as of December 31, 2013, not authorized as of December 31, 2014.	—	128
Additional paid-in capital	7,972	139,804
Accumulated deficit	(159,228)	(151,334)

Total Shareholders’ Equity (Deficiency)	14,130	(11,402)

Total Liabilities and Shareholders’ Equity (Deficiency)	$42,854	$27,545

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands, except share and per share amounts)

	2014	2013
REVENUES:
Product	$47,427	$19,142
License	3,589	—
Design service	3,182	522
Service	2,327	934

Total revenues	56,525	20,598

Cost of product revenues	40,708	16,346
Cost of service revenues	4,733	3,012

Gross profit	11,084	1,240
OPERATING EXPENSES:
Sales and marketing	3,936	2,977
Research and development	4,751	4,238
General and administrative	9,030	6,938
Assets held for sale loss	—	768
Restructuring charges	—	70

Total operating expenses	17,717	14,991

Loss from operations	(6,633)	(13,751)
Change in fair value of warrants	—	172
Interest expense	(343)	(514)
Other expense	(23)	—

Loss before provision for income taxes	(6,999)	(14,093)
Provision for income taxes	895	35

NET LOSS	$(7,894)	$(14,128)

Net loss applicable to common shareholders (Note 2)	$(7,894)	$(17,815)
Net loss per common share
Basic and diluted	$(0.40)	$(4.60)
Weighted average number of common shares outstanding
Basic and diluted	19,885,042	3,872,895

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands except share amounts)

	Preferred Stock		Common Stock		Voting Common Shares-No Par		Class B Restricted Voting Common Shares-No Par		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—January 1, 2013	22,376,146	$135,073	15,072	$—	—	$—	—	$—	$6,379	$(137,206)	$4,246
Stock based compensation expense	—	—	—	—	—	—	—	—	369	—	369
Change in the liability classification of stock-based compensation	—	—	—	—	—	—	—	—	266	—	266
April conversion of preferred stock to common stock	(5,531,240)	(34,166)	305,931	3	—	—	—	—	34,163	—	—
Warrant conversion	2,734,390	3,095	—	—	—	—	—	—	—	—	3,095
September automatic conversion of preferred stock to common stock	(18,329,219)	(86,907)	6,099,066	61	—	—	—	—	86,846	—	—
Series C-1 conversion to senior secured convertible notes	(1,250,077)	(17,095)	6,420,118	64	—	—	—	—	11,781	—	(5,250)
Net loss	—	—	—	—	—	—	—	—	—	(14,128)	(14,128)

BALANCE—December 31, 2013	—	—	12,840,187	128	—	—	—	—	139,804	(151,334)	(11,402)
Stock based compensation expense	—	—	—	—	—	—	—	—	887	—	887
Reclassification of stock-based compensation liability to equity	—	—	—	—	—	—	—	—	598	—	598
Effect of reverse take over	—	—	(12,840,187)	(128)	4,306,076	43,703	8,893,486	90,260	(133,937)	—	(102)
Common stock issued at $3.64, net of expenses	—	—	—	—	6,125,000	19,003	—	—	620	—	19,623
Conversion of senior secured convertible notes to common stock	—	—	—	—	1,016,534	3,700	2,368,221	8,620	—	—	12,320
Conversion of restricted class B voting common stock to common stock	—	—	—	—	11,261,707	98,880	(11,261,707)	(98,880)	—	—	—
Proceeds from exercise of stock options	—	—	—	—	55,036	100	—	—	—	—	100
Net loss	—	—	—	—	—	—	—	—	—	(7,894)	(7,894)

BALANCE—December 31, 2014	—	$—	—	$—	22,764,353	$165,386	—	$—	$7,972	$(159,228)	$14,130

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(All amounts in thousands, except share and per share amounts)

	2014	2013
OPERATING ACTIVITIES:
Net loss	$(7,894)	$(14,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	(172)
Provision for inventory obsolescence	319	22
Provision for doubtful accounts	151	152
Stock-based compensation expense	887	701
Depreciation and amortization	942	985
Noncash restructuring charges	—	70
Noncash implied license revenue	(151)	—
Deferred income taxes	14	8
Assets held for sale loss	—	768
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(3,893)	(952)
Other current and noncurrent assets	(1,358)	(534)
Inventories	(5,230)	(5,269)
Deferred costs	381	(158)
Accounts payable	2,005	1,549
Accrued expenses	3,405	1,598
Customer deposits	(5,275)	6,689
Deferred revenue and other short term liabilities	812	2,707
Other liabilities	50	(91)

Net cash used in operating activities	(14,835)	(6,055)

INVESTING ACTIVITIES:
Proceeds from sale of property, net	1,218	—
Purchases of property and equipment	(1,057)	(387)

Net cash provided by (used in) investing activities	161	(387)

FINANCING ACTIVITIES:
Proceeds from private placement equity financing, net	19,623	—
Proceeds from revolving line of credit, net	4,000	—
Proceeds from the exercise of stock options	100	—
Proceeds from issuance of convertible notes	—	6,525
Proceeds from debt issuance	—	179
Debt principal payments	(441)	(184)

Net cash provided by financing activities	23,282	6,520

Change in cash and cash equivalents	8,608	78
Cash and cash equivalent—Beginning of Year	4,534	4,456

Cash and cash equivalent—End of Year	$13,142	$4,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$40	$50

Cash paid for income taxes	$15	$24

Noncash financing activity:
Settlement of stock-based compensation liability awards with equity awards	598	—
Conversion of debt to equity	12,320	—
Issuance of options to placement agents	650	—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

We are a growing provider of advanced renewable power creation and power conversion technology for the energy sector. We design, manufacture and service next-generation Permanent Magnet Direct-Drive, or PMDD, wind turbines for the distributed wind market, and we currently license our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers on a global basis. We also provide technology development services for a wide variety of energy applications. With our predecessor companies dating back to 1974 and our new turbine development since 1977, we have decades of experience in developing advanced, innovative wind turbines, as well as technology for power conversion and integration with other energy applications.

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

On April 16, 2014, Northern Power Systems Corp. completed a reverse takeover (“RTO”) transaction pursuant to a Merger Agreement and Plan of Reorganization dated as of March 31, 2014 (the “Merger Agreement”), between Northern Power Systems Corp. (formerly Mira III Acquisition Corp., a Canadian capital pool company (“Mira III”)), WPHI, Mira Subco Inc., and Mira Subco LLC. Under the Merger Agreement, Mira Subco Inc., a wholly-owned subsidiary of Mira III, merged with and into WPHI, with WPHI as the surviving corporation, and WPHI merged with and into Mira Subco LLC, a wholly-owned subsidiary of Mira III, with Mira Subco LLC as the surviving entity, as part of an integrated transaction (the “Merger”). In connection with the RTO, all of the equity securities of WPHI were exchanged for common shares and restricted voting shares of Mira III. Following the completion of the transaction, Mira III changed its name to Northern Power Systems Corp. (“NPS Corp.”). NPS Corp. and its subsidiaries or WPHI and its subsidiaries as applicable are referred to herein as the “Company.” The foregoing is only a brief description of the RTO, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is included in Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55184), filed with the Securities and Exchange Commission on April 23, 2014. On July 29, 2014 Mira Subco LLC was liquidated. As a result, Northern became a direct, wholly-owned subsidiary of NPS Corp.

Since the shareholders of WPHI received the majority of the voting shares of NPS Corp., the Merger was accounted for as a RTO whereby WPHI was the accounting acquirer (legal acquiree) and NPS Corp. was the accounting acquiree (legal acquirer) under reverse takeover accounting. The balance sheets consist of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer which approximate fair value. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the legal acquirer from the date of the Merger.

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

Liquidity — Management believes that, with the completion of its equity capital raise on April 16, 2014, the Company has adequate capital to fund operations for at least one year from the date of issuance of these financial statements. As described in Note 10, the Company closed a private equity placement in connection with the RTO. The private placement provided gross proceeds of CDN$24,500 (USD$22,273) which were received on April 16, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Principles of Consolidation — The consolidated financial statements include the accounts of Northern Power Systems Corp. (formerly known as Wind Power Holdings, Inc.) and its wholly owned subsidiaries after elimination of all intercompany transactions and balances.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Periodically, the Company evaluates its estimates, including those related to the accounts receivable, valuation allowance for inventories, useful lives of property and equipment and intangible assets, goodwill and long lived assets, accruals for product warranty, estimates of fair value for stock-based compensation, income taxes and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable at the time they are made, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Cash and Cash Equivalents — The Company considers all highly liquid investments that are readily convertible to cash with original maturity dates of three months or less as of the purchase date to be cash equivalents.

Accounts Receivable — Accounts receivable are stated at their estimated net realizable value. Accounts receivable are charged to the allowance for doubtful accounts when deemed uncollectible. The Company evaluates the collectability of accounts receivable based on the following factors:

•	Age of past due receivables and specific customer circumstances;

•	Probability of recoverability based on historical collection and write-off experience; and,

•	Current economic trends

If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

Revenue Recognition — The Company generates revenue from three principal sources: product sales and services, technology licensing, and technology development. Revenues from product sales are recognized when delivery has occurred under completely executed sales agreements with selling prices fixed or determinable, and for which collectability is reasonably assured. Revenues from service, design activities, and repair time are recognized as work is performed and collectability is reasonably assured. During 2014 and 2013, service revenues were related primarily to commissioning activities as well as revenue generated from extended warranties and maintenance and service contracts.

Virtually all of the Company’s turbine sales contracts include multiple elements that are delivered at different points of time. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. The Company’s contracts are composed of three or four units of accounting: the turbine product, commissioning services, and sometimes installation and/or extended warranty services. Typically, the final 10%-30% of the turbine value for billing is due subsequent to the shipping/delivery of a turbine to the customer. Our current policy states that, to the extent that the value ascribed to the product value at shipment (delivery) is greater than the value billed to date the difference is recognized as unbilled revenue if no collectability questions exist.

For these arrangements, the revenue is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. The Company has determined that vendor-specific objective evidence (“VSOE”) and third-party evidence (“TPE”) are not available for its elements and therefore management’s best estimate of selling price (“BESP”) is currently used. VSOE is the price at which the Company independently sells each unit of accounting to its customers. TPE is the price of any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. The Company will re-evaluate the existence of VSOE and TPE in each reporting period and utilize the highest-level available pricing method in the hierarchy at any time.

Revenue recognition for product sales is deferred until all revenue recognition criteria have been met. The Company seeks to make the timing for which the criteria are met consistent across sales agreements; however, the timing may differ as a result of contract negotiations. As of December 31, 2014 and 2013, total short and long-term deferred revenue was $6,316 and $5,384, respectively. Costs deferred related to product sales as of December 31, 2014 and 2013, were $1,062 and $1,443, respectively. Amounts received from customers in advance of shipment of $5,642 and $10,917 as of December 31, 2014 and 2013, respectively, are recorded as customer deposits. Customers may also elect to purchase extended warranty agreements that are deferred and recognized over the covering years, generally years three through five of the turbine’s life.

The Company follows Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition Multiple Element Arrangements, for recognizing revenue on the value of prototype and pilot products when title is transferred. Payments received prior to title transfer are recorded as customer deposits or deferred revenue until recognition is achieved. The Company follows ASC 330 Inventory for classifying costs related to producing the products as inventory until the sale is recognized at which point they are expensed as cost of goods sold.

Revenue related to the licensing of intellectual property is recognized per ASC 605-25, which states that delivery for revenue recognition purposes does not occur until the license term begins. Therefore, the Company does not recognize revenue from the licensed intellectual property until the customer has the right to use the intellectual property per the terms of the contract, physical delivery of the intellectual property has occurred and all other revenue recognition criteria have been met. There may be instances in which the intellectual property has been delivered but other services such as training, installation support or supply chain certification are necessary for the customer to fully benefit from the intellectual property. In those cases, revenue recognition may be deferred until such services are delivered. For contracts to perform development services the Company records revenues using the percentage-of-completion method when applicable, if the percentage-of-completion method is not applicable revenue is recognized when all four revenue recognition criteria have been met.

Inventories — Inventories include material, direct labor and related manufacturing overhead, and are accounted for at the lower of cost or market value. Excess inventory is carried at its estimated net realizable value. Excess and obsolete inventory is estimated using assumptions regarding forecasted customer demand, market conditions, the age of the inventory items, and likely technological obsolescence. If any of the current estimates are significantly inaccurate, losses may result, which could be material.

Property, Plant, and Equipment — Property, plant, and equipment are accounted for at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in operations. Expenditures for repairs and maintenance not considered to substantially lengthen useful lives are charged to expense as incurred.

Estimated useful lives of the assets are as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	5 to 10 years
Patterns and tooling	5 to 7 years
Field service spare parts	3 to 10 years
Office furniture and equipment	3 to 7 years
IT equipment and software	3 to 5 years
Leasehold improvements	Shorter of the estimated useful life or remaining lease term

Goodwill and Other Intangible Assets — Intangible assets consist of (1) goodwill, which is not subject to amortization; and (2) amortizing intangibles, consisting of core technology, trade name, and royalty license which are being amortized over the estimated life of each item. Goodwill and intangible assets are allocated to the Company’s asset groups when testing for impairment.

Goodwill represents the excess of the fair value of the consideration exchanged in a business combination over the fair value of the net assets acquired, and is tested for impairment at least annually. The Company’s $722 of goodwill reported on the December 31, 2014 and 2013 balance sheets is a result of the purchase of the assets and the assumption of certain specified liabilities as part of the acquisition on August 15, 2008. The Company performed the qualitative, step-zero annual impairment test required on the goodwill balance as of September 30, 2014 and 2013. Based on this evaluation, the Company determined that there have been no events of changes in circumstances that would indicate that it was more likely then not that there was impairment of goodwill at that time.

During the fourth quarter of 2014, the Company updated its impairment analysis by performing a quantitative, step-one, analysis of goodwill as a result of the presence of potential impairment indicators. Based on this analysis the Company concluded that there was no impairment of goodwill in 2014.

Recoverability of long lived assets is assessed when events have occurred that may give rise to impairment. The Company determined that an impairment indicator existed during the fourth quarter of 2014, which necessitated an impairment review of long-lived assets. The Company compared the estimated undiscounted net cash flows of the asset groups to the current carrying value of the assets groups and concluded that there was no impairment of long-lived asset of the asset groups as of December 31, 2014.

Warranty Costs — The Company’s warranty contract with customers of the NPS 100 or 60 products is sometimes limited to repair or replacement of parts and typically expires two years from the date of shipment or commissioning. In such cases, the Company has typically provided non-warranty obligated services at no charge during the initial two-year period. The obligation to provide warranty services is deemed a contingency because it meets the probable and estimate criteria of ASC 460-10-25-2 and as such required accrual at the inception of the warranty period per ASC 460-10-25-5.

Our warranty contracts with customers of non-turbine products typically expire upon the earlier of 18 months after shipment or 12 months after commissioning by the customers and typically cover parts and labor.

The Company estimates the accrual on a per turbine basis based on historical warranty experience of the installed turbine base as a group consistent with ASC 460-10-25-6 and 7. The history is evaluated annually or when circumstances warrant an interim review and the per turbine accrual is adjusted as appropriate to reflect changes in actual warranty experience. Estimated warranty obligations are recorded in the earlier period of: (i) the period in which the related revenue is recognized or, (ii) the period in which the obligation is established. Warranty liabilities are based on estimated future repair costs incurred during the warranty period using historical labor, travel, shipping, and material costs, as well as estimated costs for performance warranty failures, when applicable, based upon historical performance experience. The accounting for warranties requires management to make assumptions and apply judgments when estimating product failure rates and expected costs. Adjustments are made to warranty accruals based on claim data and experience. Such adjustments have typically resulted in reductions to the Company’s estimated warranty obligation as the products have matured and improved in quality. These adjustments have been disclosed as reversals in the Company’s roll-forward of such obligations. Further, if actual results are not consistent with the assumptions and judgments used to estimate warranty obligations, because either failure rates or repair costs differ from management’s assumptions, the resulting change in estimate could be material.

Customers may elect to purchase extended warranty coverage for repair or replacement of parts for a period covering years three through five of the product life. These extended warranties are considered services and are accounted for under the guidance of ASC 605-20-25. Revenues are deferred and recognized ratably over the service term consistent with ASC 605-20-25-3. Costs associated with these extended warranty contracts are expensed to cost of sales as incurred.

Research and Development — Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries, benefits and related overhead, as well as consulting costs related to design and development of new products.

Income Taxes — The Company uses the liability method of accounting for income taxes. Under this method, income taxes are provided for amounts currently payable and for deferred tax assets and liabilities, which are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not.

The Company accounts for uncertain tax positions by determining a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe material uncertain tax positions have arisen to date, and as a result, no reserves for these matters have been recorded and no interest or penalties have been recognized. Assessment of uncertain tax positions requires significant judgments relating to the amounts, timing, and likelihood of ultimate resolution. The Company’s actual results could differ materially from these estimates.

Warrants Classified as Liabilities — The Company’s Warrants, when outstanding, represented a free-standing financial instrument that did not qualify for equity classification pursuant to ASC 815-40 and were therefore presented as a liability which was revalued periodically, and as of the reporting dates of these financial statements. The Company accounted for these liability classified warrants by recording them initially at fair market value estimated using the Black-Scholes option pricing model. The Company revalued the warrants periodically and any resulting change in the fair value of the warrants was recorded within the statements of operations, presented as a separately disclosed item. Warrants were also revalued immediately prior to any exercises of warrants and as of each reporting date. The Company recorded a change in fair value of warrants of $172 for the year ended December 31, 2013. There were no outstanding warrants as of December 31, 2014 and 2013.

Restructuring Costs — The Company follows the guidance of ASC 420, Exit or Disposal Cost Obligations, which addresses the treatment of costs incurred for terminating employees, canceling contracts, consolidating facilities, as well as ASC 360-10-35-15, Impairment or Disposal of Long-lived Assets, to account for any disposal of fixed assets. The Company provides for costs of a restructuring when the restructuring plan is finalized and a liability has been incurred. Note 5 details the Company’s restructuring in the prior year.

Stock-Based Compensation — Stock-based compensation expense is recorded based on the fair value of the award at the grant date net of anticipated forfeiture rates, using the Black Scholes option pricing model. The Company considers many factors when estimating the stock-based compensation forfeiture rate including employee class, economic environment, historical data, and anticipated future employee turnover. The Company reviews its forfeiture rate when changes in business circumstances warrant a review, and performs a full analysis annually as of December 31. Other assumptions, such as expected term, expected volatility, risk-free interest rate, dividend rate, and the fair value of the Company’s or, as applicable, a Subsidiary’s common shares impact the fair value estimate. The Company uses the simplified method for estimating expected term representing the midpoint between the vesting period and the contractual term. The Company estimates volatility based on the historical volatility of a peer group of publicly-traded companies. The risk-free interest rate is the implied yield currently available on U.S. treasury zero-coupon issues with a term equal to the expected vesting term.

The Company accounts for stock-based compensation issued to nonemployees at the fair value of equity instruments given as consideration for services rendered as a noncash expense to operations. The equity instruments are revalued on each subsequent reporting date, until the measurement date is determined.

Concentration of Credit Risk — The Company’s customers operate primarily in the distributed energy market and include wind developers and end users that cover multiple industries and geographic locations. The Company’s products and services are sold under contracts with varying terms including contracts denominated in foreign currencies. For the years ended December 31, 2014 and 2013, 35% and 45%, respectively, of the Company’s revenues were denominated in foreign currency, primarily in euros. If the Company continues to increase the percentage of contracts denominated in foreign currencies, gains or losses due to fluctuations in currency exchange rates could become increasingly material.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents, time deposits when held, and accounts receivable. At times, cash balances in financial institutions may exceed federally insured deposit limits, however, management periodically evaluates the creditworthiness of those institutions, and the Company has not experienced any losses on such deposits.

During the year ended December 31, 2014, one customer accounted for 17% of revenue, and the Company had no other customers representing more than 10% of revenue. One customer accounted for 14% of total revenue and a second customer accounted for 11% of total revenue for year the ended December 31, 2013.

As of December 31, 2014 the Company had one customer representing 37% of accounts receivable. As of December 31, 2013, the Company had one customer representing 54% of accounts receivable and a second customer representing 17% of accounts receivable. No other customer accounted for more than 10% of accounts receivable.

Shipping and Handling — Shipping and handling costs for wind turbine products are included in cost of product revenues.

Net Loss per Share — The Company determines basic loss per share by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period.

Diluted loss per share is determined by dividing loss attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the years ended December 31, 2014 and 2013, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of basic and diluted net loss per share are as follows:

	2014	2013
Basic earning per share calculation Numerator
Net loss	$(7,894)	$(14,128)
Series A preferred stock dividends	—	(1,810)
Series B preferred stock dividends	—	(1,556)
Series C preferred stock dividends	—	(321)

Net loss attributable to common shareholders	$(7,894)	$(17,815)

Denominator
Weighted average common shares outstanding—Basic and diluted	19,885,042	3,872,895
Net loss per share-Basic and diluted	$(0.40)	$(4.60)

As described in Note 10, the Company completed a reverse stock split effective April 16, 2014. As such, the SEC’s Staff Accounting bulletin (“SAB”) 4c required the Company to retrospectively present and disclose the reverse stock split as if it were effective at each period presented. As a result, all share and per share data have been retroactively adjusted to give effect to this reverse stock split.

The following potentially dilutive securities were excluded from the calculation of dilutive weighted average shares outstanding because they were considered anti-dilutive due to the Company’s loss position:

	December 31, 2014	December 31, 2013
Common share options	2,806,785	1,667,780

Total potentially dilutive securities	2,806,785	1,667,780

As described in Note 10 the Company has 367,500 placement agent options outstanding as of December 31, 2014. In addition, as described in Note 11, the Company has 2,403,347 and 35,938 options outstanding as of December 31, 2014 related to the 2014 NPS Corp. and the Mira III plans, respectively. Such options are considered to be potentially dilutive securities. As of December 31, 2013 there were 55 and 1,667,725 shares outstanding under the 2008 Plan and the 2013 WPHI Plan, respectively.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update may have on its financial statements.

In March 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASE 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. It should be noted that although this guidance eliminates the concept of extraordinary items, the presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence has been retained and has been expanded to include items that are both unusual in nature and infrequent in occurrence. The nature and financial effects of each event or transaction is required to be presented as a separate component of income from continuing operations or, alternatively, in the notes to the financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update. The application of this ASU will not have an impact on the Company’s financial statements.

3.	FAIR VALUE MEASUREMENT

The Company measures fair value using the framework specified in U.S. GAAP. This framework emphasizes that fair value is a market-based measurement, not an equity-specific measurement, and establishes a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources and those based on an entity’s own assumptions. The hierarchy prioritizes the inputs for fair value measurement into three levels:

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit and debt. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of December 31, 2014 and 2013, approximate fair value due to their short-term nature and are classified within Level 3 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents consist of principally FDIC insured certificates of deposits.

Debt and Senior Secured Convertible Notes — The carrying values of the Company’s non-convertible debt approximate fair value. This is explained by the market value interest rates on such debt and the relatively low outstanding debt balances. In April 2014, as part of the reverse takeover, the Company’s Senior Secured Convertible Notes were converted to common shares at the face value of the notes plus accrued interest, which equaled carrying value, at the then current share price. This supported a fair value equal to carrying value because the note holder received common shares with a fair value equal to the carrying value of the notes. Furthermore, the share price was determined through offers to buy and sell shares on a public equity exchange. The fair value as of December 31, 2013 was calculated via a Probability Weighted Expected Return Method (PWERM) which utilized the Company’s then current overall valuation. The PWERM (level 3) applied a range of probabilities to a set of possible outcomes and attributed a value applicable to the Senior Secured Convertible Notes and to the common shares (the only other material equity interest in the Company at that time) in the event of each outcome. The Company determined that the PWERM was the most reliable approach given the complexity of the terms of the Senior Secured Convertible Notes, which could participate in any distribution as a holder of a liquidation preference or an equity participant, depending on the circumstances. The probabilities and weightings used in the analysis were based on management’s views of the opportunities available to the Company at that time for raising capital required to meet its plans, as well as a review of the outcomes to the Senior Secured Convertible Notes and common shares that would result from the selected scenarios. The PWERM was readily applicable to scenarios that resulted in immediate returns to the equity owners, so for those scenarios that would result in a continuing illiquid interest in the common shares, the option price method (or OPM) was employed. This combination of the OPM with the PWERM is sometimes referred to as a hybrid valuation method. The OPM treated the common shares interest as a “call option” on the Company’s overall enterprise value, determining the residual value to the common shares in the event that the Company was successful enough to satisfy the obligations due on the senior securities – in this case the holders of the Company’s Senior Secured Convertible Notes.

Fair value and carrying value of the Company’s debt as of December 31, 2013 follows:

	Fair Value	Carrying Value
At December 31, 2013
Senior Secured Convertible Notes—Mature in less than 1 Year	$17,712	$12,107
Current maturities of long-term debt	141	141
Long-term debt	300	300

Total	$18,153	$12,548

There was no outstanding long-term debt as of December 31, 2014.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Effective December 12, 2013, the Company’s Barre, Vermont facility became an asset held for sale. Based upon the marketing of the facility as well as the indication of value from a potential buyer, the Company believed that the current fair value of the facility was $1,300 at December 12, 2013. As of the measurement date, the Company calculated an asset held for sale loss by taking the difference between the fair value and the carrying value of the building along with the estimated direct costs of a sale transaction which resulted in a loss of $768 in the fourth quarter of 2013. Due to the use of significant unobservable inputs to determine fair value this value falls within Level 3 of the fair value hierarchy at December 31, 2013. The Barre, Vermont facility was sold for $1,300 in June 2014 and is no longer disclosed on the balance sheet as an asset held for sale.

During 2014, the Company entered into a technology development contract with a customer that will result in the Company receiving a royalty free license upon successful completion of the development. The Company determined the value of this license using a probability weighted analysis. The analysis applied a range of possibilities to a set of possible outcomes and attributed a value in the event of each outcome. The probabilities and weightings used in the analysis were based on management’s views of the opportunities that will be available to the Company upon completion of the contract and receipt of the license, as well as a review of the outcomes that would result from the selected scenarios. The Company determined this was the most reliable approach to value the license. The license will be accreted to full value over the development period of the contract and will subsequently be amortized over is estimated useful life at the time. The value assigned to the license at December 31, 2014 is $151 represents a fair value measurement on a nonrecurring basis and is included in intangible assets on the accompanying consolidated balance sheet. Due to the unobservable key inputs to the analysis, the license has been classified as level 3.

4.	INVENTORIES

Inventories, net of reserves, as of December 31, 2014 and 2013 consist of:

	December 31, 2014	December 31, 2013
Raw materials	$5,383	$2,511
Work in process	2,090	1,124
Finished goods	9,548	8,610
Allowance for obsolescence	(565)	(563)

Total inventory—net	$16,456	$11,682

For the year ended December 31, 2014 and 2013, the Company recorded an inventory write-down of approximately $319 and $22 respectively.

5.	RESTRUCTURING

In April 2012, the Company committed to a restructuring plan for its utility-class wind business, changing the nature of its operations from being primarily a designer and developer of utility scale wind turbines to a provider of licensing and co-development for wind applications and engineering services for other applications. These actions resulted in the reduction of approximately 40% of the Company’s total headcount and the closure of a manufacturing facility. The restructured business continued to operate in the Utility Scale legal entity through December 31, 2013, and after such date it transitioned to operate within Northern with the merger of those two subsidiaries effective on such date. In association with this restructuring, for the years ended December 31, 2014 and 2013, the Company recorded restructuring charges in the aggregate amount of $0 and $70, respectively. Workforce-related activity includes stock compensation charges for certain modifications made to executive option grants as part of the restructuring. These options were accounted for as liability awards and marked to market through the statements of operations for subsequent changes in fair value for such time as they were liabilities in nature. These awards were exchanged for awards determined to be equity classification on January 1, 2014. As such there will be no additional expense associated with these options and the accrued liability of $246, as of the exchange date, was classified as a stock based compensation liability, was reclassified to additional paid-in capital.

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at December 31, 2014 and 2013 consist of:

	2014	2013
Lease improvements	$70	$30
Machinery and equipment	1,995	1,710
Patterns and tooling	1,617	880
Office furniture and equipment	424	424
Information technology equipment and software	1,282	1,149
Field service spare parts	122	121

	5,510	4,314
Less accumulated depreciation	(3,656)	(2,900)

Total property, plant and equipment, net of depreciation	$1,854	$1,414

Depreciation expense was $756 and $798 for 2014 and 2013, respectively.

In 2014, the Company accelerated the depreciation on the remaining net book value of a test unit of its distributed class turbine of $139.

In 2013, the Company accelerated the depreciation on the remaining net book value of a test unit of its distributed class turbine of $179.

On December 12, 2013 the Board of Directors of the Company approved a plan to sell its corporate headquarters and production facility located at 29 Pitman Road, Barre, Vermont. The Company marketed such facility through a real estate broker which initially found three potential purchasers. The Company believes that effective December 12, 2013, the facility became an asset held for sale based upon the decision of the Company’s board of directors at such time, as well as meeting the other criteria in ASC 360-10-45-8, Impairment and Disposal of Long-Lived Assets – Other Presentation Matters – Long-Lived Assets Classified as Held for Sale. Therefore the Company reclassified the land, building, and building improvements as well as associated accumulated depreciation from property, plant and equipment to assets held for sale as of December 31, 2013. In June 2014 the building was sold for $1,300 and the Company leased the facility back from the buyer for up to a five year term. The Company has the right to terminate the lease, without penalty, upon at least six months’ prior notice effective at the end of the second, third or fourth year of the lease term. As such the Company considers the lease to be an operating lease in accordance with ASC 840. The Company may relocate to other more suitable production and technology space within the state of Vermont or may remain in the Barre facility for some or all of the duration of the lease term. See Note 17: Commitments and Contingencies for further details on this topic.

7.	INTANGIBLE ASSETS

Intangible assets consist of:

	December 31, 2014
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	1.7 years	978	$(691)	$287
Trade name	2.7 years	89	(53)	36
Royalty license	See below	151	—	151

		$1,218	$(744)	$474

	December 31, 2013
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	2.7 years	978	(518)	460
Trade name	3.7 years	89	(40)	49

		$1,067	$(558)	$509

As part of the WEG development agreement the Company recorded an intangible asset of $151 representing the value of the royalty free license the Company will receive upon completion of the development project. The Company’s estimate of the total value of this intangible asset will be capitalized over the period of the development project. Amortization of the intangible asset will commence as the Company begins to license/sell the 3.3 MW wind turbine.

Amortization expense as of December 31, 2014 and 2013 totaled $186 and $187, respectively.

The expected aggregate future amortization expense is as follows.

Years	Amortization
2015	$186
2016	128
2017	9
Beyond	151

$474

8.	DEBT AND SENIOR SECURED CONVERTIBLE NOTES

Debt at December 31, 2014 and 2013 consists of:

	2014	2013
VEDA Barre, Vermont facility mortgage	$—	$346
Working capital revolving line of credit	4,000	—
ICC insurance premium loan	—	95

Total debt	4,000	441
Less current portion	(4,000)	(141)

Long-term debt	$—	$300

Senior secured convertible notes, due June 30, 2014	$—	$12,107

Northern assumed mortgage debt with the Vermont Economic Development Authority (VEDA) related to a manufacturing facility in Barre, Vermont. The VEDA mortgage was a variable interest rate loan bearing interest of 3.75% as of December 31, 2013. The loan was collateralized by the Barre, Vermont property. The Company completed a sale of the facility in June 2014 and used a portion of such proceeds to pay off the VEDA mortgage. There were no early payment penalties on the mortgage.

In February 2013, Northern entered into a one year renewal agreement for its foreign working capital revolving line of credit with Comerica Bank (“Comerica”) extending the maturity date to June 30, 2014. The renewal permitted Northern to borrow up to $4,000, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn.

As of October 23, 2013 the Company increased its foreign working capital revolving line of credit with Comerica to $6,000 to support exports of its distributed-class turbines. Effective with the merger of Utility Scale into Northern at December 31, 2013, the Company’s foreign working capital line of credit was renegotiated with Comerica to allow for the combined business operations to be included. The loan agreement with Comerica contained financial covenants based solely on Northern’s performance for the quarter ended December 31, 2013 and based upon the combined performance of the merged entities thereafter. At December 31, 2013, the Company had a net maximum supported borrowing base of $2,900.

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

At December 31, 2014, there was $4,000 outstanding on the revolving line of credit as well as approximately $1,800 outstanding in performance and warranty letters of credit guaranteed on behalf of four customers and the Company had a net maximum supported borrowing base, in excess of loans and letters of credit outstanding, of $190. The Company was in compliance with all covenants under this credit facility in all periods.

The Company closed a $4,525 convertible note offering in April 2013, and then closed a further $2,000 offering in September 2013. In both the April and the September offerings, the notes were offered to existing shareholders. Upon the closing of the September offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 preferred stock (Series A, B and C-2 preferred stock were not converted into notes). This non-cash conversion increased total convertible notes outstanding by an additional $5,250.

The convertible notes bore interest at a rate of 6% per annum payable upon maturity or conversion to equity securities. The notes contained a provision by which the outstanding principal and accrued interest on these notes would automatically convert into equity securities issued by the Company in a subsequent “Qualified Financing” (defined as a future equity financing resulting in aggregate gross proceeds of at least $10,000 or any other future equity financing that is approved by the Company and holders of at least 60% of the aggregate principal amount of the convertible notes) at the same price at which the shares issued in the qualified financing are sold. Such a Qualified Financing occurred April 16, 2014 as described in Note 10 Capital Structure. In the event the notes were not converted, as outlined above, the principal balance along with any accrued interest would have become due and payable on June 30, 2014. The convertible notes were collateralized by a pledge of the capital stock of Northern and certain intellectual property of Northern. The Company determined that the embedded equity-linked component did not contain a net settlement provision as defined by ASC 815-10-15-00 and therefore, did not meet the definition of a derivative under ASC 815-10-15-83. As a result, under the guidance at ASC 815-15-25-1 the Company was not required to separate the equity-linked component from the debt host. These convertible notes had the characteristics of conventional debt described in ASC 470-20 as follows: (1) the conversion feature is settled in shares; (2) there is an absence of a cash conversion feature; (3) the note holders cannot obtain shares at below market price; and (4) the issuer must deliver shares upon conversion. Therefore, the Company accounted for these notes as traditional debt recorded at face value upon issuance. Due to the “Qualified Financing” reverse takeover transaction, these notes were converted to equity in April 2014, and have therefore been classified as long-term on the accompanying condensed consolidated balance sheet as of December 31, 2013.

In the April 2013 offering of notes, the notes were only offered to existing shareholders. All shares of Series A preferred stock, Series B preferred stock and/or Series C preferred stock, held by shareholders which did not participate in the convertible note financing automatically converted into shares of the Company’s common stock. If a shareholder purchased some but not all of its pro rata share of the convertible note financing, then a percentage of shares of Series A preferred stock, Series B preferred stock and/or Series C preferred stock (divided evenly among all such series of preferred stock held by such shareholder) equal to the percentage of its pro rata share not purchased automatically converted into common stock.

The preferred shares were converted to common stock on a one-for-one share basis, and as such, the Company concluded that there was no beneficial conversion feature since the conversion was at the money. As a result, the Company applied the carrying amount of the preferred shares to convert the common stock at par value with any excess applied to additional paid–in capital per ASC 470-20-40-4.

The formerly outstanding warrants to purchase Series C-2 preferred stock, were amended pursuant to the April convertible note offering to provide that warrants held by shareholders who did not participate in the convertible note financing expired 30 days after the closing of the financing. To the extent that a shareholder purchased a portion but not all of its pro-rata share, the warrants representing that proportion of under participation expired 30 days after the closing of the financing.

In the September offering, the notes were also offered to existing shareholders. Investors in the September offering also were issued an aggregate of 6,420,118 shares of common stock. Upon the closing of the September offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 Series preferred stock (Series A, B and C-2 preferred stock were not converted into notes). This non-cash conversion increased total convertible notes outstanding by an additional $5,250 with excess face value of C-1 series shares applied to additional paid–in capital. Although the fair value of the Series C-1 preferred stock exceeded the face value of the resulting convertible notes at time of conversion, the Company elected to record the resulting notes at face value rather than fair value because the transaction was with a related party. Relevant disclosures are included in Note 14, Related-Party Transactions. The convertible notes balance at December 31, 2013 was $12,107, which includes accrued interest expense of $331.

On April 16, 2014, at the closing of our reverse takeover transaction, our convertible note obligations met the automatic conversion criteria contained within the note agreement of an equity financing resulting in aggregate gross proceeds of at least $10,000. As a result, these notes converted to capital shares upon such closing. The convertible notes were collateralized by a pledge of our capital shares and certain of our intellectual property.

9.	ACCRUED EXPENSES

Accrued expenses consist of:

	2014	2013
Accrued warranties	$1,777	$545
Accrued rebates, allowances and discounts	931	12
Other accrued expenses	2,342	1,601

Total accrued expenses	$5,050	$2,158

Changes in the Company’s product warranty accrual during 2014 and 2013 consisted of the following:

	2014	2013
Beginning balance	$545	$571
Provisions, net of reversals	1,895	222
Settlements	(663)	(248)

Ending balance	$1,777	$545

10.	CAPITAL STRUCTURE

Reverse Take Over Transaction—On April 16, 2014, WPHI consummated a Merger with NPS (formerly Mira III). Under the Merger Agreement, WPHI exchanged 12,840,187 of its shares of common stock, constituting all of its outstanding shares for NPS common shares. As a result holders of WPHI stock received 3,946,701 voting common shares and 8,893,486 class B restricted voting common shares which are convertible into voting common shares on a one-for-one basis at the option of the holder thereof at any time after July 15, 2014. During the year ended December 31, 2014, 11,261,707 of class B restricted voting common shares were converted into the same number of voting common shares. At the time of the transaction Mira III had 359,375 common shares outstanding which were exchanged on a one-for-one basis for the same number of voting common shares of NPS. WPHI’s Senior Secured Convertible Notes with a carrying value of $12,320 were converted into 1,016,534 voting common shares and 2,368,221 class B restricted voting common shares. Finally, the outstanding stock options held by former directors and officers of Mira III and a placement agent from Mira III’s initial public offering were split into 43,125 options.

Since the shareholders of WPHI received the majority of the voting shares of NPS, the Merger was accounted for as a RTO whereby WPHI was the accounting acquirer (legal acquiree) and NPS was the accounting acquiree (legal acquirer) under reverse takeover accounting. The net assets of the combined entity have been included in the balance sheet at December 31, 2014. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the legal acquirer from the date of the Merger. NPS has no stated par on its common shares and as such, all of the stated capital value of NPS and Mira III is presented as the resulting common share value of $133,963 in the caption “effect of reverse takeover” on the shareholder equity (deficiency) statement, and was reclassified into common share value. The remaining additional Paid-in Capital (“APIC”) included the accumulation of stock based compensation expense and the difference between the consideration issued to the Mira III shareholders and Mira III’s net liabilities acquired of $1,410. The Company recorded the assets and liabilities of Mira III as follows:

Net assets of Mira III:

Prepaids	$4
Accounts payable and accrued liabilities	(106)

Net liabilities acquired	(102)
Consideration paid- Mira III stock at fair value	1,308

Reduction in APIC	$(1,410)

Private Placement — The Company completed a private placement on April 16, 2014, issuing 6,125,000 shares of no stated par value voting common shares at price per share of $3.64 for total gross proceeds, before placement commissions and expenses, of $22,273. The placement agent received cash commissions equal to 6% of the gross proceeds. Such commissions and other expenses equaled $1,522 and were charged against the gross proceeds. The placement agent also received stock options to purchase the Company’s common shares equal to 6% of shares (or 367,500 options) sold in the offering. Such stock options had a fair value of $620 and were fully vested as of April 16, 2014. Each option has an exercise price of $3.64 per share and is exercisable for two years. In calculating the value of the stock options with the Black-Scholes model, the Company assumed (i) a risk free rate equal to the rate of the two year treasury prevailing at April 16, 2014, (ii) a volatility of 87.0%, the average of a set of guideline companies determined to be representative of the Company at that time, and (iii) an expected term of two years. The Company charged $1,128 of direct legal, accounting and printing fees to the gross proceeds.

New Capital Structure

Common Shares-No Par — In connection with the RTO the Company’s resulting authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of December 31, 2014, there were 22,764,353 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding. The class B restricted voting shares are convertible into voting common shares on a one-for-one basis at the option of the holder thereof at any time after July 15, 2014. The holders of the class B restricted voting shares are entitled to receive notice of and to attend all meetings of the Company’s shareholders and to vote on all matters properly presented at any such meeting, provided that the holders of the class B restricted voting shares are not entitled to vote for the election or removal of the Company’s directors. On November 20, 2014 the Company exercised its option to convert all outstanding class B restricted voting shares to common shares, effective November 30, 2014.

2014 Reverse Stock Split — In conjunction with but prior to the reverse takeover transaction disclosed above, on April 14, 2014, each of the 20,000,075 shares of WPHI common stock issued and outstanding were automatically combined, reclassified and changed into 0.6420084 of one fully paid and non-assessable common shares resulting in a post-split total of 12,840,187 shares, without any action on the part of the holder thereof. All common shares issued to any shareholder (including as a result of the conversion of senior secured convertible notes into common shares) were aggregated for the purpose of determining the number of common shares to which such holder was entitled to receive. The effect of this transaction was retrospectively applied to the financial statements presented in this filing, as required by the SEC’s SAB 4c. As a result, all share and per share data have been retroactively adjusted to give effect to this reverse stock split.

The accounting effect of the 2014 reverse stock split resulted in the par value per share of the Company’s common shares being the same after the reverse stock split. On the effective date, the stated capital on the Company’s consolidated balance sheet attributable to common shares was reduced and the additional paid-in capital account was increased by the amount of the stated capital reduction.

Capital Structure Prior to the RTO

2013 Stock Split — On August 28, 2013, the Board of Directors approved the conversion of all outstanding Series A, B and C-2 preferred stock to common stock and a subsequent 1 for 11.6087 reverse split of the Company’s outstanding common stock. The Board also approved recommending that the Company’s shareholders approve amendments to the Company’s Certificate of Incorporation to effect such activities. The Company’s shareholders approved these amendments by written consent dated September 10, 2013. The split shares were effective on September 16, 2013. Relevant financial data has been retroactively adjusted in these financial statements to reflect the 1 for 11.6087 reverse stock-split.

2013 Recapitalization — As presented in Note 8, Debt and Senior Secured Convertible Notes, the Company closed two offerings of convertible notes during 2013. Investors in the September offering also were issued an aggregate of approximately 6.4 million shares of common stock. Upon the closing of the September offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 preferred stock. This non-cash conversion increased total convertible notes outstanding by an additional $5,250. The convertible notes bore interest at a rate of 6% per annum payable upon maturity at June 30, 2014 or conversion to equity securities. These notes were set up to automatically convert into equity securities issued by the Company in a subsequent “Qualified Financing” (defined as a future equity financing resulting in aggregate gross proceeds of at least $10,000 or any other future equity financing that is approved by the Company and holders of at least 60% of the aggregate principal amount of the convertible notes). Simultaneously with the convertible note offering described above, all outstanding shares of Series A, Series B and Series C-2 preferred stock, together with all accumulated dividends thereon, were converted into shares of common stock based on an enterprise value of $50,000.

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

Series A Preferred Stock — WPHI had issued 3,540,000 shares of Series A preferred stock and 14,683 shares of common shares to the founding investors in August 2008 for cash consideration of $17,700, all of which were converted in 2013 to shares of common stock as described above in the section 2013 Recapitalization.

Series B Preferred Stock — WPHI had issued 7,286,232 shares of Series B preferred stock in October and November 2009, at a face amount of $6.00 per share, for aggregate cash consideration of $43,532, net of issuance costs of $185. WPHI had issued an additional 2,121,707 shares of Series B preferred stock in December 2010 for aggregate cash consideration of $12,730 under the same terms as the 2009 offering. All of such Series B Preferred Stock was converted in 2013 to shares of common stock as described above in the section 2013 Recapitalization.

Series C Preferred Stock — In August 2011, WPHI sold units consisting of one share of Series C-1 preferred stock and a warrant to purchase four shares of Series C-2 preferred stock at an exercise price of $0.50 per share. The price per unit was $6.30. WPHI issued 1,608,322 shares of Series C-1 preferred stock, at a face amount of $6.30 per share, and warrants to purchase 6,433,288 shares of Series C-2 preferred stock (the “Warrants”) for aggregate cash consideration of $10,016, net of issuance costs of $115. All of such Series C-1, C-2 and Warrants were converted to shares of common stock or convertible notes as described above in the section 2013 Recapitalization and Note 8 Debt and Senior Secured Convertible Notes.

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

Common stock — Prior to the completion of the RTO, WPHI had authorized 44,000,000 shares of common stock, par value $0.01 per share. None of these shares were outstanding at December 31, 2014 as a result of the RTO.

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

Voting Agreement — Investors in WPHI previously were party to a Fourth Amended and Restated Voting Agreement providing certain board representation rights, a drag-along right, as well as a right of first refusal and co-sale right in the event shareholders proposed to transfer WPHI stock while the Voting Agreement was in effect. The Voting Agreement was terminated on the closing of the reverse takeover transaction as described above.

11.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

2008 Equity Incentive Plan — In October 2008, WPHI adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants, and directors of the Company. The 2008 Plan, as amended in 2010, has reserved for issuance upon grant or exercise of awards up to 55 adjusted shares of the Company’s common shares. As described below in April 2014 all outstanding options were converted on a value-for-value basis to options in the 2014 NPS Corp Plan.

2011 Subsidiary Stock Option and Grant Plans — In August 2011, the Company’s two then operating subsidiaries adopted new plans. As such, Northern adopted the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan (the “Northern 2011 Plan”) and Utility Scale adopted the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan (the “Utility Scale 2011 Plan,” and together with the Northern 2011 Plan, the “Subsidiary Plans”). The Subsidiary Plans provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants, and directors of the Company. The Subsidiary Plans each reserved for issuance upon grant or exercise of awards up to 3,000,000 shares of such subsidiary’s common stock. In addition, 3,000,000 shares of each Series X-1 and Series X-2 of the Company’s preferred stock had been reserved, respectively, for issuance upon exercise of the respective Subsidiary Plans’ options in the event of certain potential liquidation events of the Company. Based upon the provisions of the Subsidiary Plans’ option exercises into the Company’s preferred stock, the Company had determined that these options should be accounted for as liability classified awards. The weighted average reporting-date fair value of options granted under the Northern 2011 Plan at December 31, 2013 was $0.61 per share. At December 31, 2013, unrecognized stock compensation expense related to non-vested stock options is $39, which is expected to be recognized over the weighted average remaining vesting period of 0.75 years. The weighted average reporting-date fair value of options granted under the Utility Scale 2011 Plan at December 31, 2013 was $0.80 per share. At December 31, 2013, unrecognized stock compensation expense related to non-vested stock options was $37, which is expected to be recognized over the weighted average remaining vesting period of 0.22 years. As described below in January 2014 outstanding options of 1,938,094 and 2,088,842 were converted to options in the 2013 WPHI Plan.

2013 Stock Option and Grant Plan — In November 2013, WPHI adopted the Wind Power Holdings, Inc. 2013 Stock Option and Grant Plan (the “2013 WPHI Plan”). This plan provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants and directors of the Company. 2,568,034 shares of WPHI common stock were authorized for issuance under the 2013 WPHI Plan. The Company reviewed the guidance at ASC 718 and had classified the grants as equity awards.

In connection with the adoption of the 2013 WPHI Plan, the board of directors and shareholders of WPHI authorized the termination of the Wind Power Holdings, Inc. 2008 Equity Incentive Plan, the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan, and the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan, to be effective upon completion of certain exchange offers and recapitalizations. Options which were outstanding under the Wind Power Holdings, Inc. 2008 Equity Incentive Plan would remain outstanding under the terms of the applicable option agreements and such plan, but no further grants will be made under such plan. Options which were outstanding under the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan, and the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan and not tendered for exchange by the holders thereof were automatically converted to options to purchase WPHI common stock under the 2013 WPHI Plan as part of the merger of Utility Scale into Northern and the recapitalization of Northern.

The Company calculates the fair value of stock-based payment awards on the date of grant for equity awards and as of each reporting period for liability awards until a measurement date is established for such awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Option pricing model input assumptions such as expected term, expected volatility, risk-free interest rate, dividend rate, and the fair value of the Company’s or, as applicable, the Subsidiary’s common shares impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. The Company uses the simplified method for estimating expected term representing the midpoint between the vesting period and the contractual term. The Company estimates volatility based on the historical volatility of a peer group of publicly-traded companies. The risk-free interest rate is the implied yield currently available on U.S. treasury zero-coupon issues with a term equal to the expected vesting term. Estimated forfeitures are adjusted over the requisite service period based on the extent to which actual forfeitures differ from estimated forfeitures.

Effective on January 1, 2014, options in the Subsidiary Plans of 238,887 automatically converted to options in the 2013 WPHI Plan on a value-for-value basis. At such time the Company considered the modification of such awards in accordance with ASC 718 and concluded that such transaction modified the Subsidiary Plan awards from liability accounting to equity treatment in nature. As such, as of such date, the measurement date for these awards was established and they would be accounted for as equity awards on a prospective basis. Awards that had originally been issued under the 2008 Plan, exchanged into options under the Subsidiary Plans, and then to the 2013 WPHI Plan, retained their original grant date fair value for purposes of calculating share-based compensation expense. The comparison of the fair value of the awards immediately before and after the modification resulted in the determination that no additional compensation expense was realized. Effective at such time the Company reclassified any values presented as liabilities for stock-based compensation to additional paid-in capital.

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

In March 2014, the Toronto Stock Exchange, or “TSX”, informed the Company that it would be required to reprice the options issued in January 2014 upon completion of the option exchange described above, so that the exercise price for such options would be equal to the price per equity security sold in the private placement. The board of directors of the Company determined effective the end of March 2014 that it would reprice these options as required by the TSX and as permitted by the option exchange documents, but would not modify the number of shares issued to employees. The Company considered the fair value of such awards immediately before and after such repricing and determined that there was no additional compensation expense.

Immediately prior to the conversion described below, the Company had reserved 2,568,089 shares of common stock collectively in the 2008 Equity Incentive Plan and the 2013 WPHI Plan for both future exercise of outstanding stock options and shares available for future option grants. The weighted average grant-date fair value of options granted under the 2013 WPHI Plan at grant was $1.59 per share. At December 31, 2013, unrecognized stock compensation expense related to non-vested stock options is $1,293, which is expected to be recognized over the weighted average remaining vesting period of 2.91 years. As described below in April 2014 outstanding options of 1,830,012 were converted on a value-for-value basis to options in the 2014 NPS Corp Plan.

2014 Northern Power Systems Corp. Stock Option and Incentive Plan — In April 2014 and as a result of the reverse takeover transaction, the Company adopted the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (the “2014 NPS Corp Plan”) which reserved 4,000,000 shares of the Company’s voting common shares for both future exercise of outstanding stock options and shares available for future outstanding grants. All options in the 2013 WPHI Plan and the 2008 Equity Incentive Plan were converted on a value-for-value basis to options in the 2014 NPS Corp plan. All other relevant terms and conditions remained the same. At such time the Company considered the modification of such awards in accordance with ASC 718 and concluded that such transaction did not result in additional compensation expense. The Company is accounting for grants under the 2014 NPS Corp Plan as equity awards.

A summary of the stock option activity under the 2014 NPS Corp Plan for December 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2013	—	—	—	—
Assumed in reverse takeover	1,830,012	$1.78
Granted	636,500	$3.36
Exercised	(47,849)	$1.59
Canceled	(15,316)	$2.03

Outstanding — December 31, 2014	2,403,347	$2.20	5.9 years	$2,151

Exercisable — December 31, 2014	1,018,572	$2.24	5.42 years	$973

Shares vested and expected to vest
December 31, 2014	2,230,150	$2.19	5.86 years	$2,031

As of December 31, 2014 1,596,653 options were available for grant.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan at the grant date was $1.99 per share. At December 31, 2014, unrecognized stock-based compensation expense related to non-vested stock options is $1,765 which is expected to be recognized over the weighted-average remaining vesting period of 2.3 years.

The Company estimated the grant-date fair values of stock options granted in 2014, using the Black-Scholes option pricing model and the following assumptions:

2014
Expected volatility	76.0% - 83.0%
Risk-free interest rate	1.05% - 1.54%
Expected life (years)	3.5 - 4.5
Dividend yield	0.0%

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for both the years ended December 31, 2014 and 2013. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the years ended December 31, 2014 and 2013:

	2014	2013
Cost of revenue	$62	$71
Sales and marketing	79	43
Research and development	25	68
General and administrative	721	519

Total stock-based compensation expense	887	701
Restructuring	—	75

	$887	$776

In 2012, the Company modified options held by certain executives as part of separation agreements to fully vest such options as well as extend the contractual terms. In 2013 the Company recognized an additional expense of $75 reflecting the change in fair value of such options. Such options were converted to WPHI options on January 1, 2014 and are accounted for as equity awards. As such, there will be no additional expense associated with these options.

Mira III Stock Option Awards—The former officers and directors of Mira III have 35,938 stock options fully vested as of April 16, 2014 which provide the option to purchase shares of the Company’s common shares at an exercise price of CDN$3.48 per share during a one year period ending on April 16, 2015. A placement agent from a previous offering had also been granted options to purchase 7,187 Mira III common shares which were exercised in April 2014 at an exercise price of CDN$3.48 per share. A summary of the former officers and directors of Mira III option activity for December 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price (CDN)	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value (USD)
Outstanding—December 31, 2013	—	—	—	—
Assumed in Reverse Takeover	43,125	$3.48
Granted	—
Exercised	(7,187)	$3.48
Canceled	—

Outstanding—December 31, 2014	35,938	$3.48	.3 Years	$—

Exercisable—December 31, 2014	35,938	$3.48	.3 Years	$—

Shares vested and expected to vest
December 31, 2014	35,938	$3.48	.3 Years	$—

As of December 31, 2014 there were no options available for grant.

12.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. The Company contributes 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for 2014 and 2013 were $203 and $179, respectively.

13.	INCOME TAXES

Income (loss) before provision (benefit) for income taxes consists of the following:

	2014	2013
United States	$(7,076)	$(14,183)
Foreign	77	90

Total	$(6,999)	$(14,093)

The provision for income taxes for the years ended December 31, 2014 and 2013, consists of the following:

	2014	2013
Current Provision
Federal	$—	$—
State	4	2
Foreign	877	25

Total current provision	881	27

Deferred Expense
Federal	12	7
State	2	1

Total deferred expense	14	8

Total provision for income taxes	$895	$35

Components of deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred income tax assets:
Net operating losses	$43,363	$41,537
Research and development tax credits	1,312	1,196
Bad debts	100	39
Deferred revenue	2,447	4,206
Inventories	319	173
Intangible assets and property	2,619	3,230
Stock-based compensation	3,009	2,673
Accrued expenses and other	1,689	1,190

	54,858	54,244

Deferred income tax liabilities:
Goodwill	162	148
Prepaid expenses	347	138
Deferred costs	361	2,850

	870	3,136

Net deferred income tax assets	(53,988)	(51,108)
Valuation allowance	(54,150)	(51,256)

Carrying value of net deferred liability	$(162)	$(148)

A reconciliation of the U.S. statutory federal income tax rate and the Company’s effective income tax rate for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Federal statutory rate	34.00%	34.00%
State taxes — net of federal benefit	(0.07)	(0.02)
Convertible debt interest expense	(0.99)	(0.92)
Tax credits	1.55	0.02
Change in fair value of warrants	—	0.42
Other permanent items	0.74	1.42
Foreign withholding tax	(7.66)	—
Valuation allowance	(39.96)	(35.18)

Effective income tax rate	(12.39)%	(0.26)%

As of December 31, 2014, the Company had $116,216 of federal net operating loss carryforwards that begin to expire in 2028, approximately $69,698 of state net operating loss carryforwards that expire from 2015 through 2028, and approximately $1,312 of research and development tax credits that begin to expire in 2028. The net operating loss carryforwards include approximately $71 for which a benefit will be recorded in additional paid-in capital when realized. In addition, the amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.

The Company has completed a Section 382 study, through November 30, 2014, to assess if any ownership changes would have caused limitations to our net operating loss carryforwards. Based on that study, the Company has concluded an ownership change occurred on September 19, 2008 and therefore there is potential for $2,600 of net operating loss to be limited. For the period September 20, 2008 through November 30, 2014, the Company has determined that it is more likely than not that there has not been an ownership change under Section 382 through November 30, 2014.

The net increase in the valuation allowance was $2,894 and $5,232 at December 31, 2014 and 2013, respectively. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income. Based upon this analysis, it is not more likely than not that some portion or all of the deferred tax assets will be realized. The net deferred tax liability as of December 31, 2014 and 2013 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and which are not currently available as a source of taxable income.

The Company recognizes in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards. Based on this review, the Company has concluded that there are no uncertain tax positions that would require recognition or disclosure within the consolidated financial statements, as of December 31, 2014 and 2013. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

The Company files federal and various state income tax returns. Due to federal and state net operating loss carryforwards, income tax returns from 2008 through 2014 remain open for examination, with limited exceptions. The Company’s 2009 federal return has been audited and the audit was closed without any changes to the return positions. In addition, the statute of limitations remains open for the Company’s Switzerland-based subsidiary for 2009 and subsequent periods.

14.	RELATED-PARTY TRANSACTIONS

In 2013 the Company issued convertible notes to Rockport Capital Partners, Allen & Company, LLC and CWE LLC. At April 14, 2014, these notes were valued collectively at $8,399 which consisted of $4,765 in cash and $3,634 in non-cash ascribed to the conversion of the Series C-1 preferred shares (see Note 8: Debt and Senior Secured Convertible Notes). In connection with the private placement on April 16, 2014, such notes were automatically converted into 629,061 voting common shares and 1,678,786 class B restricted voting common shares in accordance with the terms of the notes. Interest expense related to such notes was $62 and $229 for December 31, 2014 and 2013, respectively. All class B restricted voting common shares were converted to voting common shares by the Company on November 30, 2014.

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

Unallocated costs and expenses include depreciation and amortization, stock compensation, and certain other non-cash charges, such as restructuring and impairment charges.

Revenue for the four business segments are shown as follows:

	2014	2013
Product Sales and Services	$49,754	$20,076
Technology Licensing	3,589	—
Technology Development	3,182	522

Total	$56,525	$20,598

Income (loss) from operations for the business segments and unallocated costs and expenses are as follows:

	2014	2013
Product Sales and Services	$(525)	$(3,452)
Technology Licensing	2,181	(1,587)
Technology Development	2,541	317
Shared Services	(8,529)	(6,516)
Unallocated costs and expenses	(2,301)	(2,513)

Loss from operations	$(6,633)	$(13,751)

Unallocated costs and expenses consist of:

	2014	2013
Depreciation and amortization	$(942)	$(985)
Stock-based compensation expense	(887)	(701)
Asset held for sale loss	—	(768)
Noncash restructuring charges	—	(70)
Other	(472)	11

	$(2,301)	$(2,513)

Total business segment assets are as follow:

	2014	2013
Product Sales and Services	$26,041	$17,583
Technology Licensing	523	1,059
Technology Development	1,629	274
Shared Services	836	290
Unallocated assets	13,825	8,339

Total	$42,854	$27,545

Unallocated assets consist of the following:

	2014	2013
Cash	$12,863	$4,236
Other current assets	450	372
Property, plant and equipment, net	25	47
Deferred tax assets	487	2,384
Asset held for sale	—	1,300

Total	$13,825	$8,339

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	2014	2013
United States	$6,080	$4,532
United Kingdom	19,046	6,926
Italy	20,014	8,760
Brazil	9,280	—
Asia	2,055	—
Rest of the world	50	380

Total	$56,525	$20,598

For the years ended December 31, 2014 and 2013, 89% and 78% of revenues, respectively, were recognized from sales to customers outside the U. S.

Geographic information about long-lived assets associated with particular regions is as follows:

	2014	2013
United States	$3,003	$3,865
Rest of the world	47	80

Consolidated Total	$3,050	$3,945

16.	SUBSEQUENT EVENTS

In late November 2014, the primary supplier of blades for the Company’s distributed-class turbines briefly ceased operations. Although the Company worked with this supplier to restart operations and continue producing blades while the Company transitioned blade production to two new suppliers, this supplier completely ceased operations in February 2015. The Company expects that some blades will not be delivered in the near term on a timely basis, which will have an adverse effect on revenues for the quarters ending March 31 and June 30, 2015, and could cause the Company to incur contractual damages if the delay causes it to be in breach of its agreements with customers. The initial blades expected to be produced by the new suppliers will cost more than the blades produced by the previous supplier, which will have an adverse effect on the Company’s net income, earnings per share and gross margin for the quarters ending June 30 and September 30, 2015.

In early January 2015, the Italian authorities announced an extension of the feed-in-tariff program to December 31, 2017. Final publication and implementation of this extension is still pending and the corresponding delay in orders will have an adverse effect on the Company’s revenue, net income, earnings per share and gross margin for the quarters ending March 31 and June 30, 2015. To the extent that orders in Italy are largely placed after the second half of the third quarter of 2015, these delayed orders also could have an adverse effect on the Company’s revenue, net income, earnings per share and gross margin for that quarter, the quarter ending December 31, 2015, and the full 2015 fiscal year.

Except as disclosed above the Company evaluates Subsequent Events through the date of this filing and had no additional Subsequent Events to report.

17.	COMMITMENTS AND CONTINGENCIES

On March 31, 2011, the Company entered into an agreement to provide maintenance and repair services for an expected fifteen or more utility-scale wind turbines with a customer. This agreement obligated the Company to provide such services for up to a 12 year period. Since the Company anticipated multiple sales of utility-scale wind turbines under this agreement it created a service infrastructure to support such a deployment. The Company, in fact, has only sold two prototype turbines to this customer resulting in a potential cost to perform this obligation being in excess of expected revenue sources. As a separately priced maintenance agreement, accounting for this contract is under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at the reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability is appropriate. The Company originally estimated the discounted value of such exposure at $562, using a discount rate of 9% over approximately 10 years. The agreement was renegotiated in April 2014 and the liability was reduced by $80 in the second quarter of 2014. The total liability related to this exposure, as of December 31, 2014 and 2013, is $346 and $417, respectively, of which $38 and $159, respectively, is recorded as a current liability.

In 2012, the Company was notified by the U.S. Department of Energy of audits of the Company’s incurred cost submissions associated with various contracts the Company has with the U.S. Department of Energy. The Defense Contract Auditing Agency (“DCAA”) completed its audit of 2003 in November 2013 and the outcome of this audit did not result in a cost to the Company. The DCAA is currently auditing the years 2004 through 2007 and an external independent audit firm is auditing 2010. These audits are in various stages of completion and although the Company received information requests from the auditors in 2012, substantive audit procedures did not begin until June 2013. During the fourth quarter of 2014 there was limited activity on the 2004 audit although there has been no audit activity related to any other year. Although the Company has not received formal notification that such audits are on hold, management believes that as of the date of these financial statements these audits have been delayed or placed on hold. The Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the years ended December 31, 2014 and 2013 was $474 and $388, respectively. As described in Note 6, Property, Plant and Equipment, the Company has leased its headquarters and production facility back from the buyer for a five year term. The Company can terminate the lease after two years without penalty. Therefore, only two years of rental expense are included in the table below.

Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31
2015	$415
2016	209
2017	16
2018	15
Thereafter	3

Total	$658

If the Company continues to lease the Barre facility after the two year cancellation period, it would have additional annual lease payment obligations of $201 in 2016, $345 in 2017, $345 in 2018 and $144 in 2019.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As of December 31, 2014 we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting as discussed below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess our internal control over financial reporting as of December 31, 2014.

Material Weakness Discussion and Remediation

A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2014, we identified a material weakness in our internal control over financial reporting. Specifically, we did not have adequate processes to ensure timely and accurate preparation of reconciliations and reviews of various complex, non-routine transactions necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles. The material weakness did not result in any material misstatements of our consolidated financial statements or disclosures. For the near-term future, the matter described above will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.

We implemented the following changes and improvements in our internal control over financial reporting during 2014:

•	we further developed and implemented formal policies, improved processes and documented procedures;

•	during 2014, we hired two additional senior resources in the accounting department with appropriate accounting and internal control knowledge with public company experience;

•	we conducted a risk assessment, as a result of which we implemented a number of new controls over financial reporting and accounting, including, but not limited to the accounting, financial statement close and financial reporting processes;

•	as part of our internal control design we identified opportunities to improve the adequacy of procedures, supporting documentation and the overall process for reconciliations;

•	we have prepared internal control documentation which will be used to test our internal control over financial reporting to report on the effectiveness of our internal controls as of December 31, 2015;

•	we have created robust instructional checklists and financial close calendars which track responsibilities of tasks and their completion allowing us to track progress;

•	we enhanced and formalized our month end close and financial reporting review process to ensure that complex or significant transactions are thoroughly analyzed and consistently with the accounting and finance management team; and

•	we enhanced our existing policies and procedures relating to the preparation and review of general ledger reconciliations, including establishment of a formal escalation method to notify the corporate controller of accounts that have gone un-reconciled or unadjusted variances.

Although significant steps have been taken, many of the changes made to our controls were implemented late in the year. In addition, further work is required to continue our development of appropriate controls in some aspects of our financial statement preparation and review process to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes reduce the risk of financial statement misstatement there continues to be additional work required for us to conclude that reasonable assurance has been obtained that all controls are operating effectively and in a timely manner.

During 2015, we expect to continue to undertake the following additional actions to remediate the continuing material weakness identified:

•	we will continue to act upon the enhancements to our internal controls implemented as described above;

•	we plan to improve the quality and timing of our accounting close process and financial reporting to allow for increase time for review; and

•	we will assess the resource needs of the department and engage the appropriate accounting and financial expertise.

The Audit Committee is monitoring management’s continuing development and implementation of its plan for undertaking the foregoing remedial measures. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management is committed to continuous improvement of our internal control processes and will continue to diligently review our reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. We expect that our remediation efforts will continue throughout 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors, executive officers and corporate governance n required by Item 10 will be included in the Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information concerning executive compensation required by Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions, and Director Independence required by Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information concerning principal accounting fees and services required by Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report:

1. Financial Statements.

2. Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts	104

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS,  INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Year	Charged to Expense	Write- Offs	Recoveries	Balance End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended December 31, 2014	$103	$404	$(67)	$(253)	$187
Fiscal year ended December 31, 2013	$22	$152	$(23)	$(48)	$103

	Balance Beginning of Year	Additions	Write- Offs	Recoveries	Balance End of Year
Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2014	$51,256	$2,894	$—	$—	$54,150
Fiscal year ended December 31, 2013	$46,024	$5,232	$—	$—	$51,256

	Balance Beginning of Year	Additions	Write- Offs	Recoveries	Balance End of Year
Inventory excess and obsolete reserve:
Fiscal year ended December 31, 2014	$563	$319	$(236)	$(81)	$565
Fiscal year ended December 31, 2013	$1,454	$22	$(913)	$—	$563

3. Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN POWER SYSTEMS CORP.

Date: March 31, 2015	By:	/s/ Troy C. Patton
Troy C. Patton
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Troy C. Patton, Ciel R. Caldwell and Elliot J. Mark, and each of them, his or her true and lawful attorneys in fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys in fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Troy C. Patton	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015
Troy C. Patton

/s/ Ciel R. Caldwell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
Ciel R. Caldwell

/s/ Marcus D. Baker	Director	March 31, 2015
Marcus D. Baker

/s/ Alexander Ellis, III	Director	March 31, 2015
Alexander Ellis, III

/s/ Richard Hokin	Director	March 31, 2015
Richard Hokin

/s/ John Simon	Director	March 31, 2015
John Simon

/s/ William F. Leimkuhler	Director	March 31, 2015
William F. Leimkuhler

/s/ Robert L. Lentz	Director	March 31, 2015
Robert L. Lentz

EXHIBIT INDEX

Number	Description

2.1	Merger Agreement by and between Wind Power Holdings, Inc., Mira III Acquisition Corp (now known as Northern Power Systems, Corp), Mira Subco, Inc. and Mira Subco, LLC dated as of March 3, 2014. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

3.1	Articles of Association of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

4.1	Form of Common Share Certificate of Registrant (filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317), filed by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

4.2	Form of Class B Restricted Voting Share Certificate of the Registrant (filed as Exhibit 4.1A to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

4.3	Fifth Amended and Restated Investors’ Rights Agreement by and between Wind Power Holdings, Inc. and certain of its shareholders dated as of April 14, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.1#	Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.2	Northern Power Systems Corp. 2014 Stock Option and Incentive Plan Form of Non-Qualified Stock Option Grant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.3	Employment Agreement by and between the Registrant and Troy C. Patton (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on February 12, 2014 and incorporated herein by reference

10.4#	Employment Agreement by and between the Registrant and Ciel R. Caldwell (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

10.5#	Employment Agreement by and between the Registrant and Jonathan A. Lynch (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

10.6#	Employment Agreement by and between the Registrant and Elliot J. Mark (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

10.7#	Employment Agreement dated as of May 5, 2014 by and between Northern Power Systems, Inc. and Lawrence D. Willey (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-55184) on August 14, 2014 and incorporated herein by reference)

10.8	Amended and Restated Loan and Security Agreement by and between the Registrant and Comerica Bank, dated December 31, 2013, as amended June 30, 2014 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

Number	Description

10.9†	Technological Know-How Transfer Agreement for NPS 2.X by and between the Registrant and WEG Equipamentos Elétricos S.A. dated March 20, 2013 (filed as Exhibit 10.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

10.10†	Turbine Design and Development Agreement for 3.3 MW by and between Registrant and WEG Equipamentos Elétricos S.A. dated February 28, 2014 (filed as Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

10.11	Lease Agreement dated as of June 19, 2014 by and between Northern Power Systems, Inc. and Malone 29 Pitman Road Properties, LLC (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-55184) on August 14, 2014 and incorporated herein by reference)

10.12	Purchase and Sale Agreement dated as of March 5, 2014 by and between Wind Power Holdings, Inc. and Malone Properties, Inc. (filed as Exhibit 10.16 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

10.13	Escrow Agreement made and entered into as of April 16, 2014, by and among Northern Power Systems Corp., Equity Financial Trust Company, as escrow agent, and the shareholders named therein (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

23.1	Consent of McGladrey LLP, Independent Registered Accounting Firm

23.2	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Furnished herewith.
**	Submitted electronically herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment previously granted by the SEC.

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 and (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficiency) for the years ended December 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.