Form 10-Q
period 2015-03-31
Northern Power Systems Corp.
filed 2015-05-13
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	22,765,949
Class	Outstanding at March 31, 2015

Class B Common Shares, no par value per share	0
Class	Outstanding at March 31, 2015

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share amounts)

ASSETS	March 31, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,327	$13,142
Accounts receivable — net of allowance for doubtful accounts of $87 and $187 at March 31, 2015 and December 31, 2014, respectively	3,798	3,491
Unbilled revenue	1,536	2,212
Inventories — net (Note 4)	18,987	16,456
Deferred costs	1,062	1,062
Prepaid expenses and other current assets	1,723	2,737

Total current assets	34,433	39,100

Property, plant and equipment — net (Note 5)	1,908	1,854
Intangible assets — net (Note 6)	605	474
Goodwill	722	722
Deferred income taxes (Note 12)	543	487
Other assets	—	217

Total Assets	$38,211	$42,854

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2015	December 31, 2014
	(Unaudited)
CURRENT LIABILITIES:
Working capital revolving line of credit	$4,000	$4,000
Accounts payable	2,957	4,153
Accrued expenses (Note 8)	4,639	5,050
Accrued compensation	2,735	2,529
Deferred revenue	2,667	4,275
Deferred income taxes (Note 12)	708	649
Customer deposits	7,769	5,642
Other current liabilities	105	77

Total current liabilities	25,580	26,375

Deferred revenue, less current portion	2,142	2,041
Other long-term liability	343	308

Total Liabilities	28,065	28,724

Commitments and Contingencies (Note 16)
SHAREHOLDERS’ EQUITY:

Voting common shares, no par value — Unlimited shares authorized; 22,765,949 and 22,764,353 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	165,389	165,386
Accumulated other comprehensive income (loss)	(32)	—
Additional paid-in capital	8,150	7,972
Accumulated deficit	(163,361)	(159,228)

Total Shareholders’ Equity	10,146	14,130

Total Liabilities and Shareholders’ Equity	$38,211	$42,854

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands, except share and per share amounts)

	For the three months ended
	March 31, 2015	March 31, 2014
	(Unaudited)
REVENUES:
Product	$5,313	$13,273
License	615	11
Design service	1,756	201
Service	615	271

Total revenues	8,299	13,756

Cost of product revenues	5,160	11,495
Cost of service revenues	1,298	1,071

Gross profit	1,841	1,190
OPERATING EXPENSES:
Sales and marketing	1,312	780
Research and development	1,139	1,139
General and administrative	3,025	2,176

Total operating expenses	5,476	4,095

Loss from operations	(3,635)	(2,905)
Interest income (expense) — net	(26)	(240)
Other income (expense) — net	(87)	35

Loss before provision for income taxes	(3,748)	(3,110)
Provision for income taxes	385	14

NET LOSS	(4,133)	(3,124)

Other comprehensive loss
Change in cumulative translation adjustment	(32)	—

COMPREHENSIVE LOSS	$(4,165)	$(3,124)

Net loss applicable to common shareholders (Note 2)	$(4,133)	$(3,124)

Net loss per common share
Basic and diluted	$(0.18)	$(0.24)

Weighted average number of common shares outstanding
Basic and diluted	22,765,098	12,840,187

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (unaudited)

(In thousands except share amounts)

	Voting Common Shares-No Par		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE — December 31, 2014	22,764,353	$165,386	$7,972	—	$(159,228)	$14,130

Stock based compensation expense	—	—	178	—	—	178

Proceeds from exercise of stock options	1,596	3	—	—	—	3

Cumulative translation adjustment	—	—	—	(32)	—	(32)

Net loss	—	—	—	—	(4,133)	(4,133)

BALANCE — March 31, 2015	22,765,949	$165,389	$8,150	(32)	$(163,361)	$10,146

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(All amounts in thousands, except share and per share amounts)

	For the three months ended
	March 31, 2015	March 31, 2014
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(4,133)	$(3,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	30	93
Recovery of doubtful accounts	(100)	(63)
Stock-based compensation expense	178	148
Depreciation and amortization	190	178
Noncash implied license revenue	(177)	—
Loss on disposal of asset	50	—
Deferred income taxes	3	3
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	469	(3,622)
Other current and noncurrent assets	1,231	(142)
Inventories	(2,561)	(843)
Deferred costs	—	30
Accounts payable	(1,196)	2,191
Accrued expenses	(205)	2,090
Customer deposits	2,127	(1,164)
Deferred revenue and other short term liabilities	(1,479)	1,841
Other liabilities	35	100

Net cash used in operating activities	(5,538)	(2,284)

INVESTING ACTIVITIES:
Purchases of property and equipment	(248)	(195)

Net cash used in investing activities	(248)	(195)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	4,000	—
Repayments on revolving line of credit	(4,000)	—
Proceeds from the exercise of stock options	3	—
Debt principal payments	—	(59)

Net cash provided by (used in) financing activities	3	(59)

Effect of exchange rate change on cash	(32)	—

Change in cash and cash equivalents	(5,815)	(2,538)
Cash and cash equivalent — Beginning of Year	13,142	4,534

Cash and cash equivalent — End of Year	$7,327	$1,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$16

Cash paid for income taxes	$9	$6

Noncash financing activity:
Settlement of stock-based compensation liability awards with equity awards	$—	$598

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited, in thousands except share and per share amounts)

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

As of December 31, 2013, the parent holding company of the group was Wind Power Holdings, Inc. (“WPHI”). On April 16, 2014, Northern Power Systems Corp. completed a reverse takeover (“RTO”) transaction pursuant to a Merger Agreement and Plan of Reorganization dated as of March 31, 2014 (the “Merger Agreement”), between Northern Power Systems Corp. (formerly Mira III Acquisition Corp., a Canadian capital pool company (“Mira III”)), WPHI, Mira Subco Inc., and Mira Subco LLC. Under the Merger Agreement, Mira Subco Inc., a wholly-owned subsidiary of Mira III, merged with and into WPHI, with WPHI as the surviving corporation, and WPHI merged with and into Mira Subco LLC, a wholly-owned subsidiary of Mira III, with Mira Subco LLC as the surviving entity, as part of an integrated transaction (the “Merger”). In connection with the RTO, all of the equity securities of WPHI were exchanged for common shares and restricted voting shares of Mira III. Following the completion of the transaction, Mira III changed its name to Northern Power Systems Corp. (“NPS Corp.”). NPS Corp. and its subsidiaries or WPHI and its subsidiaries as applicable are referred to herein as the “Company.” The foregoing is only a brief description of the RTO, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is included in Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36317), filed with the Securities and Exchange Commission on April 23, 2014. On July 29, 2014, Mira Subco LLC was liquidated. As a result, Northern Power Systems, Inc. became a direct, wholly-owned subsidiary of NPS Corp.

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

Liquidity — Management believes that the Company’s available cash and availability under the Company’s line of credit will be sufficient to satisfy the Company’s working capital and planned investments to support the Company’s long-term growth strategy, for at least one year from the date of this Quarterly Report on Form 10-Q based on the Company’s current projections.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2014 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2014 and the condensed consolidated statement of changes in stockholders’ equity for the year ended December 31, 2014 were derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2015.

Comprehensive Loss — Cumulative translation adjustments are excluded from net income (loss) and shown as a separate component of stockholders’ equity.

Recent Accounting Pronouncements — In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. In accordance with U.S. GAAP guidance currently in effect, debt issuance costs are included within other current assets and other noncurrent assets in our consolidated balance sheets. The adoption of ASU 2015-03 will not impact our consolidated financial position, results of operations or cash flows.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2014 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

2.	NET LOSS PER SHARE

Basic loss per share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing loss attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the three months ended March 31, 2015 and 2014, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of basic and diluted net loss per share are as follows:

	For the three months ended
	March 31, 2015	March 31, 2014
Basic earning per share calculation
Numerator
Net loss	$(4,133)	$(3,124)

Net loss attributable to common shareholders	$(4,133)	$(3,124)

Denominator
Weighted average common shares outstanding — Basic and diluted	22,765,098	12,840,187

Net loss per share-Basic and diluted	$(0.18)	$(0.24)

As described in Note 9, the Company completed a reverse stock split effective April 16, 2014. As such, the SEC’s Staff Accounting Bulletin (“SAB”) 4c required the Company to retrospectively present and disclose the reverse stock split as if it were effective at each period presented. As a result, all share and per share data have been retroactively adjusted to give effect to this reverse stock split.

The following potentially dilutive securities were excluded from the calculation of dilutive weighted average shares outstanding because they were considered anti-dilutive due to the Company’s loss position:

	March 31, 2015	March 31, 2014

Common share options	2,812	1,829

Total potentially dilutive securities	2,812	1,829

As described in Note 9, the Company has 367,500 placement agent options outstanding as of March 31, 2015. In addition, as described in Note 10, the Company has 2,408,261 and 35,938 options outstanding as of March 31, 2015 related to the 2014 NPS Corp. and the Mira III plans, respectively. Such options are considered to be potentially dilutive securities.

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit and debt. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of March 31, 2015 and December 31, 2014, approximate fair value due to their short-term nature and are classified within Level 3 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents when held consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

During 2014, the Company entered into a technology development contract with a customer that will result in the Company receiving a royalty free license upon successful completion of the development. The Company determined the value of this license using a probability weighted analysis. The analysis applied a range of possibilities to a set of possible outcomes and attributed a value in the event of each outcome. The probabilities and weightings used in the analysis were based on management’s views of the opportunities that will be available to the Company upon completion of the contract and receipt of the license, as well as a review of the outcomes that would result from the selected scenarios. The Company determined this was the most reliable approach to value the license. The license will be accreted to full value over the development period of the contract and will subsequently be amortized over its estimated useful life at the time. The value assigned to the license as of March 31, 2015 and December 31, 2014 was $328 and $151, respectively, this represents a fair value measurement on a nonrecurring basis and is included in intangible assets on the accompanying consolidated balance sheet. Due to the unobservable key inputs to the analysis, the license has been classified as Level 3.

4.	INVENTORIES

Inventories, net of reserves, as of March 31, 2015 and December 31, 2014 consist of:

	March 31, 2015	December 31, 2014

Raw materials	$6,289	$5,383
Work in process	2,488	2,090
Finished goods	10,791	9,548
Allowance for obsolescence	(581)	(565)

Total inventory — net	$18,987	$16,456

For the three months ended March 31, 2015 and 2014, the Company recorded an inventory write-down of approximately $30 and $93, respectively.

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at March 31, 2015 and December 31, 2014 consist of:

	March 31, 2015	December 31, 2014

Lease improvements	$70	$70
Machinery and equipment	2,172	1,995
Patterns and tooling	1,574	1,617
Office furniture and equipment	424	424
Information technology equipment and software	1,335	1,282
Field service spare parts	122	122

	5,697	5,510
Less accumulated depreciation	(3,789)	(3,656)

Total property, plant and equipment, net of depreciation	$1,908	$1,854

Depreciation expense was $144 and $132 for the three months ended March 31, 2015 and 2014, respectively.

In March 2015, the Company disposed of a blade mold with a cost of $61 and a net book value of $50.

On December 12, 2013, the Board of Directors of the Company approved a plan to sell its corporate headquarters and production facility located at 29 Pitman Road, Barre, Vermont. The Company reclassified the land, building, and building improvements as well as associated accumulated depreciation from property, plant and equipment to assets held for sale in accordance with other criteria in ASC 360-10-45-8, Impairment and Disposal of Long-Lived Assets — Other Presentation Matters — Long-Lived Assets Classified as Held for Sale. In June 2014, the building was sold for $1,300 and the Company leased the facility back from the buyer for up to a five-year term.

6.	INTANGIBLE ASSETS

Intangible assets consist of:

	March 31, 2015
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	1.45 years	978	$(734)	$244
Trade name	2.45 years	89	(56)	33
Royalty license	See below	328	—	328

		$1,395	$(790)	$605

	December 31, 2014
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	1.7 years	978	$(691)	$287
Trade name	2.7 years	89	(53)	36
Royalty license	See below	151	—	151

		$1,218	$(744)	$474

As part of the WEG development agreement the Company has recorded an intangible asset of $328 representing the earned value of the royalty free license the Company will receive upon completion of the development project. The Company’s estimate of the total value of this intangible asset will be capitalized over the period of the development project. Amortization of the intangible asset will commence as the Company begins to license/sell the 3.3 MW wind turbine.

Amortization expense for the three months ended March 31, 2015 and 2014 was $46 and $46, respectively.

The expected aggregate future amortization expense, excluding amortization expense related to the royalty license, is as follows:

Years	Amortization

2015	$140
2016	128
2017	9

$277

7.	DEBT AND SENIOR SECURED CONVERTIBLE NOTES

Debt at March 31, 2015 and December 31, 2014 consists of:

	March 31, 2015	December 31, 2014

Working capital revolving line of credit	$4,000	$4,000

Total debt	4,000	4,000
Less current portion	(4,000)	(4,000)

Long-term debt	$—	$—

In April 2015, the Company amended its foreign working capital revolving line of credit with Comerica to extend the maturity date of June 30, 2015 by 15 months to September 30, 2016. The line of credit remains at $6,000, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. All other significant terms of the line of credit remained the same. The renegotiated loan agreement with Comerica contains a financial covenant which requires the Company to maintain unencumbered liquid assets having a value of at least $1,500 at all times.

At March 31, 2015, there was $4,000 outstanding on the revolving line of credit as well as approximately $2,000 outstanding in performance and warranty letters of credit guaranteed on behalf of four customers and the Company had a net maximum supported borrowing base, in excess of loans outstanding, of $0. The Company was in compliance with all covenants under this credit facility in all periods.

8.	ACCRUED EXPENSES

Accrued expenses consist of:

	March 31, 2015	December 31, 2014

Accrued warranties	$1,686	$1,777
Accrued rebates, allowances and discounts	817	931
Other accrued expenses	2,136	2,342

Total accrued expenses	$4,639	$5,050

Changes in the Company’s product warranty accrual during the three months ended March 31, 2015 and 2014 consisted of the following:

	March 31, 2015	March 31, 2014

Beginning balance	$1,777	$545
Provisions, net of reversals	174	395
Settlements	(265)	(104)

Ending balance	$1,686	$836

9.	CAPITAL STRUCTURE

Reverse Take Over Transaction — On April 16, 2014, WPHI consummated a Merger with NPS Corp. (formerly Mira III). Under the Merger Agreement, WPHI exchanged 12,840,187 of its shares of common stock, constituting all of its outstanding shares for NPS Corp. common shares. As a result holders of WPHI stock received 3,946,701 voting common shares and 8,893,486 class B restricted voting common shares which are convertible into voting common shares on a one-for-one basis at the option of the holder thereof at any time after July 15, 2014. At the time of the transaction Mira III had 359,375 common shares outstanding which were exchanged on a one-for-one basis for the same number of voting common shares of NPS Corp. WPHI’s Senior Secured Convertible Notes with a carrying value of $12,320 were converted into 1,016,534 voting common shares and 2,368,221 class B restricted voting common shares. Finally, the outstanding stock options held by former directors and officers of Mira III and a placement agent from Mira III’s initial public offering were split into 43,125 options.

Since the shareholders of WPHI received the majority of the voting shares of NPS Corp., the Merger was accounted for as a RTO whereby WPHI was the accounting acquirer (legal acquiree) and NPS Corp. was the accounting acquiree (legal acquirer) under reverse takeover accounting. The net assets of the combined entity have been included in the balance sheet at March 31, 2015. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the legal acquirer from the date of the Merger. NPS Corp. has no stated par on its common shares and as such, all of the stated capital value of NPS Corp. and Mira III is presented as the resulting common share value of $133,963 in the caption “effect of reverse takeover” on the shareholder equity (deficiency) statement, and was reclassified into common share value. The remaining Additional Paid-in Capital (“APIC”) included the accumulation of stock based compensation expense and the difference between the consideration issued to the Mira III shareholders and Mira III’s net liabilities acquired of $1,410. The Company recorded the assets and liabilities of Mira III as follows:

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

2014 Reverse Stock Split — In conjunction with but prior to the RTO disclosed above, on April 14, 2014, each of the 20,000,075 shares of WPHI common stock issued and outstanding were automatically combined, reclassified and changed into 0.6420084 of one fully paid and non-assessable common shares resulting in a post-split total of 12,840,187 shares, without any action on the part of the holder thereof. All common shares issued to any shareholder (including as a result of the conversion of senior secured convertible notes into common shares) were aggregated for the purpose of determining the number of common shares which such holder was entitled to receive. The effect of this transaction was retrospectively applied to the financial statements presented in this filing, as required by the SEC’s SAB 4c. As a result, all share and per share data have been retroactively adjusted to give effect to this reverse stock split.

The accounting effect of the 2014 reverse stock split resulted in the par value per share of the Company’s common shares being the same after the reverse stock split. On the effective date, the stated capital on the Company’s consolidated balance sheet attributable to common shares was reduced and the additional paid-in-capital account was increased by the amount of the stated capital reduction.

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

2013 Recapitalization — The Company closed two offerings of convertible notes during 2013. Investors in the September offering also were issued an aggregate of approximately 6.4 million shares of common stock. Upon the closing of the September offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 preferred stock. This non-cash conversion increased total convertible notes outstanding by an additional $5,250. The convertible notes bore interest at a rate of 6% per annum payable upon maturity at June 30, 2014 or conversion to equity securities. These notes were set up to automatically convert into equity securities issued by the Company in a subsequent “Qualified Financing” (defined as a future equity financing resulting in aggregate gross proceeds of at least $10,000 or any other future equity financing that is approved by the Company and holders of at least 60% of the aggregate principal amount of the convertible notes). Simultaneously with the convertible note offering described above, all outstanding shares of Series A, Series B and Series C-2 preferred stock, together with all accumulated dividends thereon, were converted into shares of common stock based on an enterprise value of $50,000.

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

Series C Preferred Stock — In August 2011, WPHI sold units consisting of one share of Series C-1 preferred stock and a warrant to purchase four shares of Series C-2 preferred stock at an exercise price of $0.50 per share. The price per unit was $6.30. WPHI issued 1,608,322 shares of Series C-1 preferred stock, at a face amount of $6.30 per share, and warrants to purchase 6,433,288 shares of Series C-2 preferred stock (the “Warrants”) for aggregate cash consideration of $10,016, net of issuance costs of $115. All of such Series C-1, C-2 and Warrants were converted to shares of common stock or convertible notes as described above in the section 2013 Recapitalization and Note 7 Debt and Senior Secured Convertible Notes.

Series X Preferred Stock — The Series X-1 preferred stock was reserved for holders of options to purchase common stock of Northern, restricted stock units to acquire common stock of Northern, or common stock of Northern issued under Northern’s 2011 Stock Option and Grant Plan. The Series X-2 preferred stock was reserved for holders of options to purchase common stock of the former NPS Corp. subsidiary Northern Power Systems Utility Scale, Inc. (“Utility Scale”), restricted stock units to acquire common stock of Utility Scale, or common stock of Utility Scale issued under Utility Scale’s 2011 Stock Option and Grant Plan. As a result of the termination of these stock option plans in connection with the option exchange offer described in Note 10, the Company will not be issuing any shares of Series X-1 or X-2 preferred stock. Such stock expired as of April 16, 2014.

Dividend Restrictions — The Comerica line of credit prohibits the payment of any dividends without obtaining Comerica’s prior written consent.

Common Stock — Prior to the completion of the RTO, WPHI had authorized 44,000,000 shares of common stock, par value $0.01 per share. None of these shares were outstanding at December 31, 2014 as a result of the RTO.

Investors’ Rights Agreement — In August 2013, certain of WPHI’s investors entered into a Fourth Amended and Restated Investors’ Rights Agreement providing such investors with certain registration and other investment rights at any time prior to the termination of the agreement. The Investors’ Rights Agreement was amended and restated on the closing of the RTO to provide certain former security holders of WPHI (the “Rights Holders”) or their permitted transferees with registration rights under the Securities Act of 1933, as amended, of certain common shares of the Company held by them. These rights include demand registration rights, short-form registration rights and piggyback registration rights. All fees, costs and expenses of underwritten registrations will be borne by the Company and all selling expenses, including underwriting discounts and selling commissions, will be borne by the holders of the shares being registered. The rights under the Investors’ Rights Agreement shall only become effective upon the listing of the Company’s shares on a U.S. national securities exchange. Rights Holders which hold at least 50% of the shares covered by the agreement have the right to require the Company to list the common shares on a U.S. national securities exchange at any time after December 31, 2015.

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

10.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Prior Plans

Prior to the RTO, see Note 9, the Company had four equity incentive plans. The 2008 Equity Incentive Plan (the “2008 Plan”) which had all outstanding options converted on a value-for-value basis to options in the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (“2014 NPS Corp Plan”) in April 2014. The Company had also adopted the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan (the “Northern 2011 Plan”) and Utility Scale adopted the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan (the “Utility Scale 2011 Plan,” and together with the Northern 2011 Plan, the “Subsidiary Plans”). In November 2013, WPHI adopted the Wind Power Holdings, Inc. 2013 Stock Option and Grant Plan (the “2013 WPHI Plan”). This plan provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants and directors of the Company. Effective on January 1, 2014, options in the Subsidiary Plans of 238,887 automatically converted to options in the 2013 WPHI Plan on a value-for-value basis. As discussed, in January 2014 the remaining outstanding options of 1,938,094 and 2,088,842 from the two Subsidiary Plans were converted to options in the 2013 WPHI Plan.

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

2014 Northern Power Systems Corp. Stock Option and Incentive Plan — In April 2014 and as a result of the reverse takeover transaction, the Company adopted the 2014 NPS Corp Plan, which reserved 4,000,000 shares of the Company’s voting common shares for both future exercise of outstanding stock options and shares available for future outstanding grants. All options in the 2013 WPHI Plan and the 2008 Equity Incentive Plan were converted on a value-for-value basis to options in the 2014 NPS Corp Plan. All other relevant terms and conditions remained the same. At such time the Company considered the modification of such awards in accordance with ASC 718 and concluded that such transaction did not result in additional compensation expense. The Company is accounting for grants under the 2014 NPS Corp Plan as equity awards.

A summary of the stock option activity under the 2014 NPS Corp Plan for the three months ended March 31, 2015, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding — December 31, 2014	2,403,347	$2.20	5.97 years	$2,151
Granted	14,000	$1.84
Exercised	(1,596)	$1.59
Canceled	(7,490)	$2.15

Outstanding — March 31, 2015	2,408,261	$2.20	5.62 years	$—

Exercisable — March 31, 2015	1,123,569	$2.18	5.14 years	$—

Shares vested and expected to vest March 31, 2015	2,263,801	$2.19	5.59 years	$—

As of March 31, 2015, 1,591,739 options were available for grant under the 2014 NPS Corp Plan.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the three months ended March 31, 2015 was $1.09 per share. At March 31, 2015, unrecognized stock-based compensation expense related to non-vested stock options is $1,602 which is expected to be recognized over the weighted-average remaining vesting period of 2.1 years.

The Company estimated the grant-date fair values of stock options granted in the three months ended March 31, 2015, using the Black-Scholes option pricing model and the following assumptions:

March 31, 2015
Expected volatility	76.0%
Risk-free interest rate	1.09% - 1.3%
Expected life (years)	4.5
Dividend yield	0.0%

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three months ended March 31, 2015 and 2014. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three months ended March 31, 2015 and 2014:

	Three months ended March 31
	2015	2014

Cost of revenue	$9	$25
Sales and marketing	16	10
Research and development	5	8
General and administrative	148	105

Total stock-based compensation expense	$178	$148

Mira III Stock Option Awards — The former officers and directors of Mira III have 35,938 stock options fully vested as of April 16, 2014 which provide the option to purchase shares of the Company’s common shares at an exercise price of CDN$3.48 per share during a one year period ending on April 16, 2015. A placement agent from a previous offering had also been granted options to purchase 7,187 Mira III common shares which were exercised in April 2014 at an exercise price of CDN$3.48 per share. A summary of the former officers and directors of Mira III option activity for March 31, 2015 is as follows:

	Shares	Weighted- Average Exercise Price (CDN)	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value (USD)

Outstanding — December 31, 2014	35,938	$3.48	.3 Years	—
Granted	—
Exercised	—
Canceled	—

Outstanding — March 31, 2015	35,938	$3.48	.1 Years	$—

Exercisable — March 31, 2015	35,938	$3.48	.1 Years	$—

Shares vested and expected to vest March 31, 2015	35,938	$3.48	.1 Years	$—

As of March 31, 2015 there were no options available for grant under this plan.

11.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. The Company contributes 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three months ended March 31, 2015 and 2014 were $53 and $44, respectively.

12.	INCOME TAXES

For the three months ended March 31, 2015, the Company recorded income tax expense of $385, which is comprised of $382 current expense and $3 deferred expense. For the three months ended March 31, 2014, the Company recorded income tax expense of $14, which is comprised of $11 current expense and $3 deferred expense.

For the three months ended March 31, 2015 the current income tax expense included $355 of foreign tax expense related to Brazilian withholding taxes. Such taxes are applicable to licensing, technology services and royalty revenues earned within Brazil. The tax rate for such taxes is between 15%-18% and is based upon the character of the revenue and the jurisdiction of where it was earned.

As of December 31, 2014, the Company had $116,216 of federal net operating loss carryforwards that expire beginning in 2028, $69,698 of state net operating loss carryforwards that expire from 2015 through 2034, and $1,312 of research and development tax credits that expire beginning in 2028. The net operating loss carryforwards include approximately $71 for which a benefit will be recorded in additional paid-in capital when realized. In addition, the amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.

The Company has completed a study, through November 30, 2014, to assess if any ownership changes would have caused limitations to net operating loss carryforwards. Based upon that study, the Company has concluded an ownership change occurred on September 19, 2008 and therefore there is the potential for $2,600 of net operating loss to be limited. For the period September 20, 2008 through November 30, 2014, the Company has determined that it is more likely than not that there has not been an ownership change under Section 382 through November 30, 2014.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. The net deferred tax liability as of March 31, 2015 and 2014 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite period and which are not currently available as a source of taxable income.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of March 31, 2015, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

13.	RELATED-PARTY TRANSACTIONS

In 2013 the Company issued convertible notes to Rockport Capital Partners, Allen & Company, LLC and CWE LLC. On April 16, 2014, these notes were valued collectively at $8,399 which consisted of $4,765 in cash and $3,634 in non-cash ascribed to the conversion of the Series C-1 preferred shares. In connection with the private placement on April 16, 2014, such notes were automatically converted into 629,061 voting common shares and 1,678,786 class B restricted voting common shares in accordance with the terms of the notes. Interest expense related to such notes was $0 and $122 for the three months ended March 31, 2015 and 2014, respectively.

14.	SEGMENT REPORTING

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

Revenue for the business segments are shown as follows:

	For the three months ended
	March 31, 2015	March 31, 2014

Product Sales and Services	$5,928	$13,544
Technology Licensing	615	11
Technology Development	1,756	201

Total	$8,299	$13,756

Income (loss) from operations for the business segments and unallocated costs and expenses are as follows:

	For the three months ended
	March 31, 2015	March 31, 2014

Product Sales and Services	$(1,515)	$(197)
Technology Licensing	242	(432)
Technology Development	1,477	105
Shared Services	(3,323)	(2,025)
Unallocated costs and expenses	(516)	(356)

Loss from operations	$(3,635)	$(2,905)

Unallocated costs and expenses consist of:

	For the three months ended
	March 31, 2015	March 31, 2014

Depreciation and amortization	$(190)	$(178)
Stock-based compensation expense	(178)	(148)
Other	(148)	(30)

	$(516)	$(356)

Total business segment assets are as follow:

	March 31, 2015	December 31, 2014

Product Sales and Services	$29,215	$26,041
Technology Licensing	499	523
Technology Development	363	1,629
Shared Services	597	836
Unallocated assets	7,537	13,825

Total	$38,211	$42,854

Unallocated assets consist of the following:

	March 31, 2015	December 31, 2014

Cash	$6,973	$12,863
Other current assets	—	450
Property, plant and equipment, net	21	25
Deferred tax assets	543	487

Total	$7,537	$13,825

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	For the three months ended
	March 31, 2015	March 31, 2014

United States	$2,082	$511
United Kingdom	2,132	2,383
Italy	1,732	9,011
Brazil	2,351	1,844
Rest of the world	2	7

Total	$8,299	$13,756

For the three months ended March 31, 2015 and 2014, 75% and 96% of revenues, respectively, were recognized from sales outside the United States.

Geographic information about long-lived assets associated with particular regions is as follows:

	March 31, 2015	December 31, 2014

United States	$3,193	$3,003
Rest of the world	42	47

Consolidated Total	$3,235	$3,050

15.	SUBSEQUENT EVENTS

Except as disclosed, the Company evaluates subsequent events through the date of this filing and had no additional subsequent events to report.

16.	COMMITMENTS AND CONTINGENCIES

The Company has sold two prototype turbines to a customer resulting in a potential cost to perform a separately priced maintenance agreement. The Company is accounting for this contract is under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at the reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability is appropriate. The Company originally estimated the discounted value of such exposure at $562, using a discount rate of 9% over approximately 10 years. The agreement was extended to December 2025 in the first quarter of 2015. The total liability related to this exposure, as of March 31, 2015 and 2014, is $411 and $441, respectively, of which $68 and $83, respectively, is recorded as a current liability.

The Defense Contract Auditing Agency (“DCAA”) is currently auditing the years 2004 through 2007 and an external independent audit firm is auditing 2010. These audits are in various stages of completion. During the three months ended March 2015 there was limited activity on the 2004 audit although there has been no activity related to any other year. Although the Company has not received formal notification that such audits are on hold, management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of activity on these audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company. The Company, however, does not expect a material impact based on the results of previous audits.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the quarters ended March 31, 2015 and 2014 was $104 and $25, respectively. As described in Note 5, Property, Plant and Equipment, the Company has leased its headquarters and production facility back from the buyer for a five year term. The Company can terminate the lease after two years without penalty. Therefore, only two years of rental expense are included in the table below.

Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31

2015	$311
2016	209
2017	16
2018	15
Thereafter	3

Total	$554

If the Company continues to lease the Barre facility after the two year cancellation period, it would have additional annual lease payment obligations of $201 in 2016, $345 in 2017, $345 in 2018 and $144 in 2019.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including those described in this discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and those set forth under “Risk Factors” in the Annual Report on Form 10-K (File No. 000-55184) filed by Northern Power Systems Corp. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

The substantial majority of our current sales are in the small wind subset of the distributed wind market in Italy, the U.K. and the U.S., a market which commonly consists of turbines with rated capacities of 500 kW output or smaller. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 450 of these turbines. To date, these shipped units have run for over seven and a half million hours in the aggregate.

We have developed a 2 MW turbine platform based upon our PMDD technology. In 2013, we launched a strategy of partnering with large-scale manufacturers in developing regions, starting with a multi-billion dollar (in revenue) industrial equipment manufacturer based in Brazil (WEG Equipamentos Elétricos S.A., or WEG). We have licensed our technology to WEG exclusively for Brazil, but retain our right to sell Northern Power-branded utility-class turbines produced by WEG on a rest-of-world basis. WEG has accumulated a backlog of orders comprising over 500 MW of turbines built using our design. The first of these units were installed in Brazil in 2014, and production and installation are continuing. We are also seeking a limited number of similar partnership structures in other regions. We expect that the large-scale manufacturers we partner with will produce and sell turbines for their domestic market and expand our ability to sell turbines in new regions. We believe this approach will allow us to expand our participation in the utility-class wind turbine market without a significant investment in capital equipment that would otherwise be required.

In addition to wind turbine development, we provide technology development services to customers to develop products and technology for a variety of complex energy applications, including energy storage, microgrids, and grid stabilization. While the customer owns the developed technology for a limited field of use, we typically maintain a license for all other applications and all other markets. As of March 31, 2015, we have deployed over 100 MW of products based on this technology and intend to commercialize sales of these products outside of the wind industry. While we do not expect material revenue from these services, they fund the expansion of our intellectual property portfolio.

For the three months ended March 31, 2015 and 2014, respectively, we generated $8.3 million, and $13.8 million in revenue. For the three months ended March 31, 2015 and 2014 we incurred net losses of $4.1 million, and $3.1 million, respectively. We have an accumulated deficit of $163.4 million as of March 31, 2015.

We are headquartered in Barre, Vermont and lease additional office space in Waltham, Massachusetts, Zurich, Switzerland, and Bari, Italy.

We were originally incorporated in Delaware on August 12, 2008 as Wind Power Holdings, Inc., or WPHI. In February 2014, WPHI filed a Registration Statement on Form 10 (File No. 001-36317) with the Securities and Exchange Commission to register the shares of common stock of WPHI, which became effective on June 3, 2014. On April 16, 2014, we (as WPHI) completed a reverse takeover transaction, or RTO, with Mira III Acquisition Corp., a Canadian capital pool company incorporated in British Columbia, Canada, or Mira III, whereby all of the equity securities of WPHI were exchanged (as described below) for common shares and restricted voting shares of Mira III, which became the holding company of our corporate group. In connection with the RTO, Mira III changed its name to Northern Power Systems Corp., the WPHI business became Mira III’s operating business, the WPHI directors and officers became Mira III’s directors and officers, and the WPHI historical consolidated financial statements included in this Quarterly Report on Form 10-Q became the historical consolidated financial statements of Northern Power Systems Corp. Also in connection with the RTO, we completed a CDN$24.5 million private placement whereby we issued 6,125,000 subscription receipts.

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

Upon completion of the RTO, Northern Power Systems Corp. succeeded to WPHI’s status as a reporting company under the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, which permits us to continue to prepare our financial statements in accordance with generally accepted accounting principles in the U.S., or GAAP. In connection with the RTO, our common shares were listed on the Toronto Stock Exchange under the symbol “NPS.” You may access our periodic reports and other SEC filings on EDGAR or on our website www.ir.northernpower.com, which also provides links to our Canadian securities filings on SEDAR and the SEC filings of our predecessor reporting company Wind Power Holdings, Inc. on EDGAR. This is a textual reference only. We do not incorporate the information on, or accessible through, our website into this Quarterly Report on Form 10-Q, and you should not consider any information on, or that can be accessed through, our website as part of this Quarterly Report on Form 10-Q.

How We Conduct Our Business

We manage our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, other products produced and sold to customers, as well as in the future our direct sales of utility-class turbines. This business line reflects 71.4% and 99.7% of our revenues for the three months ended March 31, 2015 and 2014, respectively.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 7.4% and 0.1% of our revenues for the three months ended March 31, 2015 and 2014, respectively.

•	Technology Development — Included in this business line is our development of technology for specific customer needs. This business line reflects 21.2% and 0.2% of our revenues for the three months ended March 31, 2015 and 2014, respectively.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

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

Our international revenue was $6.2 million, and $13.1 million for the three months ended March 31, 2015 and 2014, respectively, representing 75%, and 96% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in a currency other than our reporting currency, the U.S. dollar, which decreased to 21% of total revenues for the three months ended March 31, 2015 as compared to 66% of total revenues for the three months March 31, 2014. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability. We do not currently use any instruments to hedge our currency risk, which could therefore subject our results to variation in performance from the fluctuation of such currencies. In the future, we may consider employing hedging strategies to reduce currency fluctuation risk.

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

•	Product Sales — We determine order value for our turbine backlog as the turbine sale price along with our best estimate of other services expected to be rendered, such as shipping, installation and other services to ensure the effective initial operation of the turbine. Our backlog of orders for distributed turbines generally, but not always, converts to revenue within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection. In our backlog, we do not include the value of subsequent services such as operations and maintenance support that we might provide for such turbines. We track order value of other products that we sell based upon our proprietary technologies in aggregate. Other products include non-turbine products such as maintenance kits, generators and converters we assemble and sell to customers.

•	License & Development Activity — We track the value of our license and development activity based on our best estimates on what will be earned in the next twelve months. The timing of revenue recognized is impacted by the achievement of contractual milestones or the percentage of the work completed as a percentage of the total costs.

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

We define non-GAAP adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, changes in the fair value of certain liability classified instruments, and certain other one-time non-cash charges.

Generally, a non-GAAP financial measure is a numerical measure of a Company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Quarterly Report on Form 10-Q, however, should be considered in addition to, and not as a substitute for, or superior to, the comparable measure prepared in accordance with GAAP.

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

Factors Affecting Our Results of Operations

We believe that the most significant factors that affect our financial performance and results of operations are as follows:

Italian Government Feed-in-Tariff and Blade Supply Impact on Near-term Results

In November 2014, the Italian governmental authorities announced that a clarification of the feed-in-tariff applicable to distributed-class turbines would be issued in the near term. These clarifications were not announced until April and May of 2015, however, and this caused a substantial portion of our Italian existing order installations and new order negotiations to be delayed. The Italian feed-in-tariff currently runs until December 31, 2015 and under the current law will automatically extend until December 31, 2016. There are indications that the Ministry of Economy will implement a new feed-in-tariff later this year that supports small wind deployment until December 31, 2020. As a result, the pace of order closures in Italy is accelerating in our second quarter, although delay in final implementation of this extension had a corresponding adverse effect on our revenue, net income, earnings per share and gross margin for the quarter ended March 31, 2015, and will continue to have an adverse effect on our financial results for the quarter ending June 30, 2015. During the quarter ended March 31, 2015, we continued to commit a large amount of our working capital to build up substantial inventory in anticipation of distributed-class turbine orders for the Italian market and the corresponding delay in orders will have a continued impact on our working capital until we start receiving these orders and the associated milestone payments.

Our revenue for our first quarter of 2015 was negatively impacted by our primary supplier of blades ceasing operations, which occurred in February 2015, and we expect this impact to continue into the second quarter of 2015. Although we are in the process of transitioning blade production to two new suppliers, we expect that some blades will not be delivered in the near term on a timely basis, which will have an adverse effect on our revenues, net income, earnings per share and gross margin through June 30, 2015, and although currently seen as unlikely, could have an adverse effect on our revenues for other future quarters. Additionally, the initial blades we expect to be produced by our new suppliers will cost more than the blades produced by our previous supplier, which will have an adverse effect on our net income, earnings per share and gross margin for the other future quarters and the full 2015 fiscal year.

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

Our Ability to Source and Manage Working Capital Requirements

Our business operations require significant working capital. Our operating results and future growth depend on our ability to optimize the working capital cycle time and to source adequate working capital commensurate with the size of our business. Some of our suppliers require us to make prepayments in advance of shipment. We have currently started providing our customers with alternative payment options, such as letters of guarantee. Historically, we have managed to optimize our working capital cycle time and to source the required working capital from banks and capital financings. During the quarter ended March 31, 2015, we continued to commit a large amount of our working capital to build up substantial inventory in anticipation of distributed-class turbine orders for the Italian market. As noted above, those orders have been delayed due to Italian regulatory delays. We have begun to see increased order activity in the Italian market and we expect to see a decrease in these inventory levels beginning in the quarter ending June 30, 2015.

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

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our turbines and our distributed-class turbines are well suited for these installations, our orders for distributed-class turbines increased in 2014 as compared to prior periods. Published information from the U.K. indicates that the feed-in-tariff rates have declined by 10% as of April 1, 2015 and may decline further in October 2015. The Italian feed-in-tariff currently runs until December 31, 2015 and under the current law will automatically extend until December 31, 2016. There are indications that the Ministry of Economy will implement a new feed-in-tariff later this year that supports small wind deployment until December 31, 2020. Our third generation distributed turbine offers customers meaningfully improved economics that make the turbines more relevant for regions that do not have economic incentives. As we continue sales in our core markets we expect to continue to expand our product offering and sales force to increase our sales in other regions.

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

We generally engage two suppliers for each of our major components to minimize the dependency on any single supplier. We currently have certain critical components for which we only have a single source supplier. As noted above, the primary supplier of blades for our distributed-class turbines ceased operations in February 2015, and the resulting supply constraint had an adverse effect on our revenues for the quarter ended March 31, 2015, and this adverse effect will continue into the quarter ending June 30, 2015, and could cause us to incur contractual damages if the delay causes us to be in breach of our agreements with customers.

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

Investment in People

We intend to invest in hiring and retaining talented employees to grow our business and increase our revenue. As of March 31, 2015, we had 133 full-time employees, an increase of 23 full-time employees, or approximately 21%, from March 31, 2014. We must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2014 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2014 and the condensed consolidated statement of changes in stockholders’ equity for the year ended December 31, 2014 were derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2015.

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

Results of Operations of the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Overview

Our general activity during the three months ended March 31, 2015 was primarily focused on: expanding our order backlog of distributed turbines in key European markets, especially in Italy; stabilizing our supply chain for blades with two new suppliers; continued support of our release of our third generation products turbine which is projected to reduce our cost of the turbine while increasing energy capture; and continuing to expand our technology licensing and development business. In addition, we pursued an equity capital raise; however, due to then current market conditions, we decided not to complete this capital raise at this time.

Our general activity during the first quarter of 2014 was primarily focused on: expanding our order backlog of distributed turbines in key European markets, continuing to expand our technology licensing and development business, designing a next generation platform of our distributed class turbine, and increasing the production of our distributed class turbines as well as creating production lines for certain pilot and prototype builds for our licensing customers.

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues from Product Sales and Services, Technology Licensing and Technology Development decreased by $5.5 million, or 40%, to $8.3 million for the three months ended March 31, 2015 from $13.8 million for the three months ended March 31, 2014. Our overall backlog decreased by $5 million or 11% to approximately $43 million at March 31, 2015 as compared to approximately $48 million at March 31, 2014. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Product Sales and Service	$5.9	$13.6	$(7.7)	(57)%
Technology Licensing	0.6	—	0.6	N.M.
Technology Development	1.8	0.2	1.6	800

Total	$8.3	$13.8	$(5.5)	(40)%

Product Sales and Service

Product sales and service revenue decreased by $7.7 million to $5.9 million for the three months ended March 31, 2015, from $13.6 million for the same period in 2014. The decrease in our Product Sales and Service revenue was primarily attributed to recognizing revenue on fewer sales of our distributed-class turbines which totaled $3.9 million along with a decrease in sales of our non-turbine products which totaled $0.5 million for the three months ended March 31, 2015 as compared to $11.5 million and $1.8 million for turbines and non-turbine products, respectively, for the three months ended March 31, 2014. Declines in distributed class and non-turbine revenues were partially offset by a $0.9 million increase in utility scale turbine revenue resulting from the sale of a prototype 2.2 MW unit during Q1 2015. Related service revenue totaled $0.6 million for the three months ended March 31, 2015 and $0.3 million for the same period in 2014. The 30 unit decrease in turbine sales period over period reflects the recognition of revenue for certain distributed-class turbines which were delivered just after year-end 2013.

During the first quarter ended March 31, 2015, we executed 13 new distributed-class turbine sales orders. During the first quarter ended March 31, 2014, we executed 26 new distributed-class turbine sales orders. Our deferred revenue balance associated with Product Sales and Service at March 31, 2015 was $1.8 million which is included in the backlog value disclosed above. At March 31, 2014, such balance was $4.1 million.

Technology Licensing Revenue

Technology licensing revenue increased by $0.6 million to $0.6 million for the three months ended March 31, 2015 from $0 for the same period in 2014. This increase is attributed to recognizing $0.6 million in royalty revenues related to our licensing agreement with a significant customer. Our contract allows for us to ultimately collect $3.0 million in license fees and potentially in excess of $10 million in royalty revenues over time, for the license of our 2.X MW platform exclusively in Brazil and non-exclusively in the rest of South America. Our deferred revenue balance associated with Technology Licensing was $0.2 million as of March 31, 2015 which is included in the backlog value as disclosed above. At March 31, 2014, such balance was $2.1 million.

Technology Development Revenue

Technology development revenue increased by $1.6 million to $1.8 million for the three months ended March 31, 2015 from $0.2 million for the same period in 2014. This increase is attributed to recognizing $1.8 million of revenue related to a contract with a significant customer to develop a 3.3 MW turbine executed in 2014. We determined that the contract milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. There is a risk that billings could exceed cash collections in which case such billing, as well as associated cost, would be recorded as deferred revenue and deferred costs until such times as cash collections are sufficient to match the billings, As of March 31, 2015, $0.1 million of cash collected for certain milestones were recorded as deferred revenue. Our total deferred revenue balance associated with Technology Development was $0.2 million as of March 31, 2015 which is included in the backlog value as disclosed above. At March 31, 2014, such balance was $0.9 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively decreased by $6.1 million or 48% in the three months ended March 31, 2015 to $6.5 million as compared to $12.6 million in the three months ended March 31, 2014.

A comparison of our costs of goods sold and cost of services for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Product Sales and Service	$5.8	$12.0	$(6.2)	(52)%
Technology Licensing	0.2	0.3	(0.1)	(33)
Technology Development	0.3	0.1	0.2	200
Unallocated	0.2	0.2	—	—

Total	$6.5	$12.6	$(6.1)	(48)%

Product Sales and Service Cost of Goods and Costs of Service Sold

Product sales and service cost for the three months ended March 31, 2015 decreased by $6.2 million to $5.8 million from $12.0 million for the same period in 2014. The decrease in product sales and service cost is primarily attributed to the recognition of a lower volume related to our distributed-class turbine sales and decreased sales of non-turbine products for the three months ended March 31, 2015 as compared to the same period in 2014. Our cost of goods sold was $5.8 million for product sales along with $0.8 million of related service costs for the three months ended March 31, 2015 and $11.4 million for product sales and $0.6 million for related service costs for the same period in 2014.

Technology Licensing Cost of Service

Technology licensing cost of services for the three months ended March 31, 2015 decreased by $0.1 million to $0.2 million from $0.3 million for the same period in 2014. The decrease reflects reduced costs associate with royalty revenue in the three months ended March 31, 2015 as compared to 2014.

Technology Development Cost of Service

Technology development cost of services for the three months ended March 31, 2015 increased by $0.2 million to $0.3 million from $0.1 million for the same period in 2014. This increase is related to increased activity related to development of a 3.3 MW turbine and an increase in development activity with other parties.

Unallocated

The costs from unallocated expenses were unchanged at $0.2 million for the three months ended March 31, 2015 and 2014.

Segment Gross Profit (Loss) (dollars in millions)

	Three Months Ended March 31,
	2015	2014	Change	% Change
Product Sales and Service	$0.1	$1.6	$(1.5)	(94)%
Technology Licensing	0.4	(0.3)	0.7	233
Technology Development	1.5	0.1	1.4	N.M.
Unallocated	(0.2)	(0.2)	—	—

Total	$1.8	$1.2	$0.6	50%

Product Sales and Service

Gross profit from product sales and service for the three months ended March 31, 2015 decreased by $1.5 million to $0.1 million compared to $1.6 million for the same period in 2014. This change was principally due to a decrease in sales of distributed-class turbines and non-turbine products of $8.6 million, partially offset by a $0.9 million increase in utility scale turbine revenue resulting from the sale of a prototype 2.2 MW unit and lower cost of goods sold of $6.2 million in the three months ended March 31, 2015.

Technology Licensing

Gross profit from technology licensing for the three months ended March 31, 2015 increased by $0.7 million to $0.5 million from a loss of ($0.2) million for the same period in 2014. The improvement is principally due to higher revenue recognition in 2014 from third party licensing and royalty arrangements offset by lower related cost of sales.

Technology Development

Gross profit from technology development for the three months ended March 31, 2015 increased by $1.4 million to $1.5 million compared to $0.1 million for the same period in 2014, principally due to higher revenues from contract technology development services provided to a significant customer and other third parties in 2014.

Unallocated

Gross loss from unallocated expenses was unchanged at ($0.2) million for the three months ended March 31, 2015 and 2014.

Operating Expenses

Research and Development Expenses

Research and development expenses were unchanged at $1.1 million for the three months ended March 31, 2015 and 2014.

The stable R&D expense reflects the constancy of sustaining engineering efforts for existing technology with resource variances being absorbed by funded development projects.

Sales and Marketing

Sales and marketing expenses increased by $0.5 million or 64% to $1.3 million for the three months ended March 31, 2015 from $0.8 million for the same period in 2014.

The increase in sales and marketing expenses was driven by a net expansion in sales and marketing resources, with our expansion of European investment more than offsetting declined investment in North America.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million or 38% to $3.0 million for the three months ended March 31, 2015 from $2.2 million for the same period in 2014. The increase in our general and administrative expenses is primarily explained by expensing $0.6 million of capitalized costs related to an uncompleted capital raise, and an increase of $0.2 in recruiting fees in the period ended March 31, 2015 as compared to the same period in 2014.

Loss from Operations

Our loss from operations increased by ($0.7) million to ($3.6) million for the three months ended March 31, 2015 compared to ($2.9) million for the same period in 2014. The increased loss is principally due to higher gross profit of $0.6 million offset by a $0.6 million increase in expenses related to an uncompleted capital raise, a $0.2 million increase in compensation and benefits expenses, and a $0.5 million increase in other operating expenses.

Segment Income (Loss) from Operations (dollars in millions)

	Three Months Ended March 31,
	2015	2014	Change	% Change
Product Sales and Service	$(1.5)	$(0.2)	$(1.3)	(650)%
Technology Licensing	0.2	(0.4)	0.6	150
Technology Development	1.5	0.1	1.4	N.M.
Shared Service	(3.3)	(2.0)	(1.3)	(65)
Unallocated	(0.5)	(0.4)	(0.1)	(25)

Loss from operations	$(3.6)	$(2.9)	$(0.7)	(24)%

Product Sales and Service

Loss from operations from product sales and service for the three months ended March 31, 2015 increased by ($1.3) million to a loss of ($1.5) million compared to a ($0.2) million loss for the same period in 2014 principally due to the decrease in gross profit of $1.5 million from decreased sales partially offset by decreased operating expenses of $0.2 million.

Technology Licensing

Income from operations from technology licensing for the three months ended March 31, 2015 increased by $0.6 million to income of $0.2 million compared to a ($0.4) million loss for the same period in 2014, due to an increase in gross profit of $0.7 million from increased revenue from royalties under our 2.X license agreement, partially offset by an increase of ($0.1) million in operating expenses for research and development expenses attributable to technology licensing in the three months ended March 31, 2015.

Technology Development

Income from operations from technology development for the three months ended March 31, 2015 increased by $1.4 million to $1.5 million compared to $0.1 million for the same period in 2014, due to an increase in gross profit of $1.4 million from increased development revenue in 2015.

Shared Services

Corporate shared general and administrative loss for the three months ended March 31, 2015 increased by ($1.3) million to ($3.3) million compared to ($2.0) million for the same period in 2014 principally due to expensing $0.6 million in costs related to an uncompleted capital raise, increased consulting and professional fee expenses of $0.2 million, an increase of $0.1 in compensation and benefits, and other corporate and shared services expenses of $0.4 million.

Unallocated

The loss from unallocated expenses for the three months ended March 31, 2015 increased by ($0.1) million to ($0.5) million compared to ($0.4) million in the same period in 2014 due to an increase in loss on disposal of $0.1 million.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions).

	March 31,
	2015	2014	Change	% Change
Depreciation and amortization	$0.2	$0.2	$—	—%
Stock-based compensation	0.2	0.2	—	—
Other	0.1	—	0.1	N.M.

Total charges	$0.5	$0.4	$0.1	25%

Other Expense and Income Tax Expense

Other expense increased by $0.3 million or 157% to $0.1 million for the three months ended March 31, 2015 as compared to ($0.2) million for the same time period in 2014. This increase is primarily the result of a $0.2 million decrease in interest expense partially offset by a $0.1 million increase in gain on foreign currency translation in the three months ended March 31, 2015 when compared to the same time period in 2014.

Income tax expense was $0.4 million for the three months ended March 31, 2015 and $0 million for the same period in 2014. The increase is the result of Brazilian tax expense incurred on certain license and royalty revenue earned in Brazil in 2015.

Net Loss

Net loss increased by ($1.0) million or 32%, to ($4.1) million for the three months ended March 31, 2015 from a net loss of ($3.1) million for the same period in 2014.

The increase in our net loss for the three months ended March 31, 2015, is primarily due to the increase in loss from operations of $0.7 million and an increase in other expense and income tax expense of $0.3 million.

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

Non-GAAP Adjusted EBITDA (Loss) (dollars in millions)

	Three Months Ended March 31,
	2015	2014
Net loss	$(4.1)	$(3.1)
Provision for income tax	0.4	—
Interest expense	—	0.2
Depreciation and amortization	0.2	0.2
Stock-based compensation	0.2	0.2

Total noncash addbacks	0.8	0.6

Adjusted EBITDA Loss	$(3.3)	$(2.5)

Non-GAAP adjusted EBITDA was a loss of ($3.3) million for the three months ended March 31, 2015 and ($2.5) million for the same period in 2014. The change in non-GAAP adjusted EBITDA loss is primarily attributable to a decrease in net loss resulting from lower sales for the period ending March 31, 2015 as compared to the same period in 2014 as well as $0.6 million of costs related to the incomplete capital raise.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data (dollars in millions)

	Three Months Ended March 31,
	2015	2014
Net loss	$(4.1)	$(3.1)
Net cash used in operating activities	(5.6)	(2.3)
Net cash used in investing activities	(0.2)	(0.2)
Net cash (used in) provided by financing activities	—	(0.1)

Cash and Cash Equivalents

As of March 31, 2015, we had cash and cash equivalents of $7.3 million of which $0.5 million was held by a foreign holding company and subsidiary. We had cash and cash equivalents of $2.0 million of which $0.3 million was held by a foreign subsidiary for the same period in 2014.

Prior to April 16, 2014, our principal source of liquidity had been private sales of convertible preferred stock. From inception to December 31, 2013, we completed four rounds of equity financing through issuance of our convertible preferred stock with total cash proceeds to us of $123.0 million. We also issued convertible notes totaling $6.5 million in two offerings during the year ended December 31, 2013. The Company closed a private equity placement in connection with the RTO. The private placement provided gross proceeds of CDN$24,500 (USD$22,273) which were received on April 16, 2014. Proceeds from our financing transactions have been used primarily to fund working capital needs and our operations. We believe that our available cash and availability under our line of credit will be sufficient to satisfy our working capital and planned investments to sustain our growth strategy for at least one year from the date of this Quarterly Report on Form 10-Q based on our current projections.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, impairment losses, share-based compensation, and changes in working capital and other activities. In addition to the increase in net loss, cash used in operations increased as described below as a result of working capital needs.

For the three months ended March 31, 2015, net cash used in operating activities increased by $3.2 million to $5.5 million from $2.3 million for the three months ended March 31, 2014. The increase in cash used in operating activities for 2015 is primarily due to the effect of changes in operating assets and liabilities resulting in a cash outflow of $1.6 million. Included in these changes were a $2.6 million increase in inventory driven by higher production volume as shipments to customers slowed, a $1.2 million decrease in accounts payable and decrease in deferred revenues of $1.5 million which is partially offset by a decrease of $2.1 million in customer deposits as shipment milestones were achieved. This increase of working capital was offset by an increase in deferred revenue and accrued expenses. These changes in cash from operation were funded in part by the $4.0 million draw on the line of credit noted below.

Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2015 and 2014. Cash used in investing activities consisted of purchasing certain equipment required to maintain operations.

Financing Activities

For the three months ended March 31, 2015, net cash provided by financing activities was $0 compared to net cash used of $0.1 million for the three months ended March 31, 2014. We had $4 million outstanding on our working capital revolving line of credit for the periods ending March 31, 2015 and 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at March 31, 2015.

Contractual Obligations

As described below, our long-term debt obligations were zero as of March 31, 2015 and December 31, 2014. We have $4.0 million outstanding on our working capital revolving line of credit and a $2.0 million outstanding performance letter of credit and warranty guarantee, as of March 31, 2015, which is described below in the Comerica Credit Facility section.

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

Comerica Credit Facility

In February 2013, our working capital line of credit was increased to $4.0 million and again during the fourth quarter of 2013, to $6.0 million. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of March 31, 2015 and March 31, 2014, we had $4.0 million outstanding on the working capital revolving line of credit. At March 31, 2015, we had a net maximum supported borrowing base of $0 remaining. The facility was scheduled to mature on June 30, 2015. In April 2015, the Company amended this line of credit with Comerica to extend the maturity date by 15 months to September 30, 2016. The line of credit remains at $6.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. All other significant terms of the line of credit remained the same. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At March 31, 2015, we had $2.0 million of such performance and warranty guarantees outstanding with four customers.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.5 million at all times. At March 31, 2015, we had unencumbered liquid assets having a value of $2.8 million.

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

For the three months ended March 31, 2015, we were in compliance with all covenants under this credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Company as defined by 229.10(f)(1)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-

15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As more fully set forth in Part II Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014 because we did not have adequate processes to ensure timely and accurate preparation of reconciliations and reviews of various complex, non-routine transactions necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles. The Company continues to make enhancements to existing internal controls, improve the quality and timing of the accounting close process and is in the process of assessing the resource needs of the department and engaging the appropriate accounting and financial expertise. Further work, however, is required to develop appropriate operational and procedural controls and in our review process to provide reasonable assurance that our financial controls over financial reporting are designed in the most effective and efficient manner possible. Therefore, while we believe these changes reduce the risk of financial statement misstatement, there continues to be additional work required for us to conclude that reasonable assurance has been obtained that certain controls are operating effectively and in a timely manner. We expect to continue to undertake these actions as appropriate throughout 2015.

The Audit Committee is monitoring management’s continuing development and implementation of its remediation plan. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as the continued development of policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management is committed to continuous improvement of our internal control processes and will continue to diligently review our reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies to modify, or in appropriate circumstances not to complete, certain of the remediation measures. We expect our remediation efforts will continue throughout 2015.

Based on the evaluation of our financial reporting controls, our Chief Financial Officer and Chief Executive Officer concluded that, our financial reporting controls were not effective as of March 31, 2015. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-55184) filed with the Securities and Exchange Commission on March 31, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northern Power Systems Corp.
(Registrant)

Date: May 13, 2015	By:	/s/ Troy C. Patton
Troy C. Patton
Chief Executive Officer

Date: May 13, 2015	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.14	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of April 30, 2015 by and between Northern Power Systems, Inc. and Comerica Bank					X

31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.					**

101.SCH	XBRL Taxonomy Extension Schema Document.					**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					**

101.DEF	XBRL Definition Linkbase Document.					**

101.LAB	XBRL Taxonomy Label Linkbase Document.					**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					**

* Furnished herewith

** Submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014 and (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014 (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).