Form 10-Q
period 2015-06-30
Northern Power Systems Corp.
filed 2015-08-13
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a “large accelerated filer”, “an accelerated filer”, a “non-accelerated filer”, or a “smaller reporting company”. See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	22,765,949
Class	Outstanding at August 11, 2015

Class B Common Shares, no par value per share	0
Class	Outstanding at August 11, 2015

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share amounts)

ASSETS	June 30, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,124	$13,142
Accounts receivable — net of allowance for doubtful accounts of $97 and $187 at June 30, 2015 and December 31, 2014, respectively	4,228	3,491
Unbilled revenue	2,664	2,212
Inventories — net (Note 4)	15,190	16,456
Deferred costs	1,341	1,062
Prepaid expenses and other current assets	1,811	2,737

Total current assets	31,358	39,100

Property, plant and equipment — net (Note 5)	2,089	1,854
Intangible assets — net (Note 6)	801	474
Goodwill	722	722
Deferred income taxes (Note 12)	602	487
Other assets	2	217

Total Assets	$35,574	$42,854

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2015	December 31, 2014
	(Unaudited)
CURRENT LIABILITIES:
Working capital revolving line of credit	$3,000	$4,000
Accounts payable	4,038	4,153
Accrued expenses (Note 8)	4,858	5,050
Accrued compensation	2,746	2,529
Deferred revenue	3,746	4,275
Deferred income taxes (Note 12)	771	649
Customer deposits	6,820	5,642
Other current liabilities	171	77

Total current liabilities	26,150	26,375

Deferred revenue, less current portion	2,055	2,041
Other long-term liability	313	308

Total Liabilities	28,518	28,724

Commitments and Contingencies (Note 16)
SHAREHOLDERS’ EQUITY:

Voting common shares, no par value — Unlimited shares authorized; 22,765,949 and 22,764,353 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	165,389	165,386
Accumulated other comprehensive loss	(14)	—
Additional paid-in capital	8,340	7,972
Accumulated deficit	(166,659)	(159,228)

Total Shareholders’ Equity	7,056	14,130

Total Liabilities and Shareholders’ Equity	$35,574	$42,854

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands, except share and per share amounts)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)		(Unaudited)
REVENUES:
Product	$9,133	$12,427	$14,446	$25,700
License	2,291	574	2,906	585
Design service	321	154	2,077	355
Service	724	615	1,339	886

Total revenues	12,469	13,770	20,768	27,526

Cost of product revenues	10,286	10,514	15,446	22,009
Cost of service revenues	1,020	1,060	2,318	2,131

Gross profit	1,163	2,196	3,004	3,386
OPERATING EXPENSES:
Sales and marketing	1,150	898	2,462	1,678
Research and development	810	1,077	1,949	2,216
General and administrative	2,022	2,305	5,047	4,481

Total operating expenses	3,982	4,280	9,458	8,375

Loss from operations	(2,819)	(2,084)	(6,454)	(4,989)
Interest income (expense) — net	(71)	(32)	(97)	(272)
Other income (expense) — net	(25)	67	(112)	102

Loss before provision for income taxes	(2,915)	(2,049)	(6,663)	(5,159)
Provision for income taxes	383	15	768	29

NET LOSS	(3,298)	(2,064)	(7,431)	(5,188)

Other comprehensive loss
Change in cumulative translation adjustment	(18)	—	(14)	—

COMPREHENSIVE LOSS	$(3,280)	$(2,064)	$(7,445)	$(5,188)

Net loss applicable to common shareholders (Note 2)	$(3,298)	$(2,064)	$(7,431)	$(5,188)

Net loss per common share
Basic and diluted	$(0.14)	$(0.10)	$(0.33)	$(0.31)

Weighted average number of common shares outstanding
Basic and diluted	22,765,949	21,088,589	22,765,526	16,987,174

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (unaudited)

(In thousands except share amounts)

	Voting Common Shares-No Par		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE — December 31, 2014	22,764,353	$165,386	$7,972	—	$(159,228)	$14,130

Stock based compensation expense	—	—	368	—	—	368

Proceeds from exercise of stock options	1,596	3	—	—	—	3

Cumulative translation adjustment	—	—	—	(14)	—	(14)

Net loss	—	—	—	—	(7,431)	(7,431)

BALANCE — June 30, 2015	22,765,949	$165,389	$8,340	(14)	$(166,659)	$7,056

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(All amounts in thousands, except share and per share amounts)

	For the six months ended
	June 30, 2015	June 30, 2014
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(7,431)	$(5,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	132	93
Recovery of doubtful accounts	(90)	(88)
Stock-based compensation expense	368	602
Depreciation and amortization	383	569
Noncash implied license revenue	(420)	—
Loss on disposal of asset	50	—
Deferred income taxes	7	3
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(1,099)	(4,209)
Other current and noncurrent assets	1,141	247
Inventories	1,134	(1,979)
Deferred costs	(279)	(63)
Accounts payable	(115)	1,167
Accrued expenses	25	1,498
Customer deposits	1,178	(4,477)
Deferred revenue and other short term liabilities	(421)	2,791
Other liabilities	5	30

Net cash used in operating activities	(5,432)	(9,004)

INVESTING ACTIVITIES:
Proceeds from sale of property	—	1,218
Purchases of property and equipment	(575)	(600)

Net cash (used in) provided by investing activities	(575)	618

FINANCING ACTIVITIES:
Proceeds from private placement equity financing, net	—	19,662
Proceeds from revolving line of credit	3,000	—
Repayments on revolving line of credit	(4,000)	—
Proceeds from the exercise of stock options	3	25
Debt principal payments	—	(441)

Net cash (used in) provided by financing activities	(997)	19,246

Effect of exchange rate change on cash	(14)	—

Change in cash and cash equivalents	(7,018)	10,860
Cash and cash equivalent — Beginning of Period	13,142	4,534

Cash and cash equivalent — End of Period	$6,124	$15,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$23	$26

Cash paid for income taxes	$14	$15

Noncash financing activity:
Settlement of stock-based compensation liability awards with equity awards	$—	$598
Conversion of debt to equity	$—	$12,320
Issuance of options to placement agents	$—	$620

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

FORMERLY KNOWN AS WIND POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Liquidity — Management believes that the Company’s available cash and availability under the Company’s line of credit will be sufficient to satisfy the Company’s working capital and planned investments to support the Company’s long-term growth strategy for at least one year from the date of this Quarterly Report on Form 10-Q based on the Company’s current projections.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2014 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2014 and the condensed consolidated statement of changes in shareholders’ equity as of the year ended December 31, 2014 were derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2015.

Comprehensive Loss — Cumulative translation adjustments are excluded from net income (loss) and shown as a separate component of shareholders’ equity.

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

In May 2015, the FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820) (“ASU 2015-07”). Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. To address the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized, the amendments in this Update remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this Update require an entity to measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2014 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

2.	NET LOSS PER SHARE

Basic loss per share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing loss attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the three and six months ended June 30, 2015 and 2014, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of basic and diluted net loss per share are as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic earnings per share calculation
Numerator
Net loss	$(3,298)	$(2,064)	(7,431)	(5,188)

Net loss attributable to common shareholders	$(3,298)	$(2,064)	(7,431)	(5,188)

Denominator
Weighted average common shares outstanding — Basic and diluted	22,765,949	21,088,589	22,765,526	16,987,174

Net loss per share-Basic and diluted	$(0.14)	$(0.10)	$(0.33)	$(0.31)

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

The following potentially dilutive securities were excluded from the calculation of dilutive weighted average shares outstanding because they were considered anti-dilutive due to the Company’s loss position:

	June 30, 2015	June 30, 2014
Common share options	2,755	2,477

Total potentially dilutive securities	2,755	2,477

As described in Note 9, the Company has 367,500 placement agent options outstanding as of June 30, 2015. In addition, as described in Note 10, the Company has 2,387,172 options outstanding as of June 30, 2015 related to the 2014 NPS Corp. plan. Such options are considered to be potentially dilutive securities.

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit and debt. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of June 30, 2015 and December 31, 2014, approximate fair value due to their short-term nature and are classified within Level 3 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents when held consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

During 2014, the Company entered into a technology development contract with a customer that will result in the Company receiving a royalty free license upon successful completion of the development. The Company determined the value of this license using a probability weighted analysis. The analysis applied a range of possibilities to a set of possible outcomes and attributed a value in the event of each outcome. The probabilities and weightings used in the analysis were based on management’s views of the opportunities that will be available to the Company upon completion of the contract and receipt of the license, as well as a review of the outcomes that would result from the selected scenarios. The Company determined this was the most reliable approach to value the license. The license will be accreted to full value over the development period of the contract and will subsequently be amortized over its estimated useful life at the time. The value assigned to the license as of June 30, 2015 and December 31, 2014 was $571 and $151, respectively, this represents a fair value measurement on a nonrecurring basis and is included in intangible assets on the accompanying consolidated balance sheets. Due to the unobservable key inputs to the analysis, the license has been classified as Level 3.

4.	INVENTORIES

Inventories, net of reserves, as of June 30, 2015 and December 31, 2014 consist of:

	June 30, 2015	December 31, 2014
Raw materials	$6,100	$5,383
Work in process	1,967	2,090
Finished goods	7,689	9,548
Allowance for obsolescence	(566)	(565)

Total inventory — net	$15,190	$16,456

For the three months ended June 30, 2015 and 2014, the Company recorded inventory write-downs of $102 and $0, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded inventory write-downs of approximately $132 and $93, respectively.

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at June 30, 2015 and December 31, 2014 consist of:

	June 30, 2015	December 31, 2014
Lease improvements	$75	$70
Machinery and equipment	2,367	1,995
Patterns and tooling	1,700	1,617
Office furniture and equipment	424	424
Information technology equipment and software	1,336	1,282
Field service spare parts	122	122

	6,024	5,510
Less accumulated depreciation	(3,935)	(3,656)

Total property, plant and equipment, net of depreciation	$2,089	$1,854

Depreciation expense was $146 and $290 for the three and six months ended June 30, 2015, respectively. Depreciation expense was $344 and $476 for the three and six months ended June 30, 2014, respectively.

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

6.	INTANGIBLE ASSETS

Intangible assets consist of:

	June 30, 2015
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	1.2 years	978	$(778)	$200
Trade name	2.20 years	89	(59)	30
Royalty license	See below	571	—	571

		$1,638	$(837)	$801

	December 31, 2014
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	1.7 years	978	$(691)	$287
Trade name	2.7 years	89	(53)	36
Royalty license	See below	151	—	151

		$1,218	$(744)	$474

As part of an agreement with WEG Equipamentos Elétricos S.A. to develop a 3.3 MW wind turbine, the Company has recorded an intangible asset of $571 representing the earned value of the royalty free license the Company will receive upon completion of the development project. The Company’s estimate of the total value of this intangible asset will be capitalized over the period of the development project. Amortization of the intangible asset will commence as the Company begins to license/sell the 3.3 MW wind turbine.

Amortization expense for the three and six months ended June 30, 2015 was $47 and $93, respectively. Amortization expense for the three and six months ended June 30, 2014 was $46 and $93, respectively.

The expected aggregate future amortization expense, excluding amortization expense related to the royalty license, is as follows:

Years	Amortization
2015	$93
2016	128
2017	9

$230

7.	DEBT AND SENIOR SECURED CONVERTIBLE NOTES

Debt at June 30, 2015 and December 31, 2014 consists of:

	June 30, 2015	December 31, 2014
Working capital revolving line of credit	$3,000	$4,000

Total debt	3,000	4,000
Less current portion	(3,000)	(4,000)

Long-term debt	$—	$—

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

At June 30, 2015, there was $3,000 outstanding on the revolving line of credit as well as approximately $1,600 outstanding in performance and warranty letters of credit guaranteed on behalf of four customers and the Company had a net maximum supported borrowing base, in excess of loans outstanding, of $100. The Company was in compliance with all covenants under this credit facility in all periods.

8.	ACCRUED EXPENSES

Accrued expenses consist of:

	June 30, 2015	December 31, 2014
Accrued warranties	$1,815	$1,777
Accrued rebates, allowances and discounts	851	931
Other accrued expenses	2,192	2,342

Total accrued expenses	$4,858	$5,050

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Beginning balance	$1,686	$836	$1,777	$545
Provisions, net of reversals	380	328	553	723
Settlements	(251)	(117)	(515)	(221)

Ending balance	$1,815	$1,047	$1,815	$1,047

9.	CAPITAL STRUCTURE

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

Since the shareholders of WPHI received the majority of the voting shares of NPS Corp., the Merger was accounted for as a RTO whereby WPHI was the accounting acquirer (legal acquiree) and NPS Corp. was the accounting acquiree (legal acquirer) under reverse takeover accounting. The net assets of the combined entity have been included in the balance sheet at June 30, 2015. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the legal acquirer from the date of the Merger. NPS Corp. has no stated par on its common shares and as such, all of the stated capital value of NPS Corp. and Mira III is presented as the resulting common share value of $133,963 in the caption “effect of reverse takeover” on the shareholder equity (deficiency) statement, and was reclassified into common share value. The remaining Additional Paid-in Capital (“APIC”) included the accumulation of stock based compensation expense and the difference between the consideration issued to the Mira III shareholders and Mira III’s net liabilities acquired of $1,410. The Company recorded the assets and liabilities of Mira III as follows:

Net assets of Mira III:

Prepaids	$4
Accounts payable and accrued liabilities	(106)

Net liabilities acquired	(102)
Consideration paid- Mira III stock at fair value	1,308

Reduction in APIC	$(1,410)

Private Placement — The Company completed a private placement on April 16, 2014, issuing 6,125,000 shares of no stated par value voting common shares at a price per share of $3.64 for total gross proceeds, before placement commissions and expenses, of $22,273. The placement agent received cash commissions equal to 6% of the gross proceeds. Such commissions and other expenses equaled $1,522 and were charged against the gross proceeds. The placement agent also received stock options to purchase the Company’s common shares equal to 6% of shares (or 367,500 options) sold in the offering. Such stock options had a fair value of $620 and were fully vested as of April 16, 2014. Each option has an exercise price of $3.64 per share and is exercisable for two years. In calculating the value of the stock options with the Black-Scholes model, the Company assumed (i) a risk free rate equal to the rate of the two year treasury prevailing at April 16, 2014, (ii) a volatility of 87.0%, the average of a set of guideline companies determined to be representative of the Company at that time, and (iii) an expected term of two years. The Company charged $1,128 of direct legal, accounting and printing fees to the gross proceeds.

New Capital Structure

Common Shares-No Par — In connection with the RTO the Company’s resulting authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of June 30, 2015, there were 22,765,949 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding. The class B restricted voting shares are convertible into voting common shares on a one-for-one basis at the option of the holder thereof at any time after July 15, 2014. The holders of the class B restricted voting shares are entitled to receive notice of and to attend all meetings of the Company’s shareholders and to vote on all matters properly presented at any such meeting, provided that the holders of the class B restricted voting shares are not entitled to vote for the election or removal of the Company’s directors. On November 20, 2014 the Company exercised its option to convert all outstanding class B restricted voting shares to common shares, effective November 30, 2014.

2014 Reverse Stock Split — In conjunction with but prior to the RTO disclosed above, on April 14, 2014, each of the 20,000,075 shares of WPHI common stock issued and outstanding were automatically combined, reclassified and changed into 0.6420084 of one fully paid and non-assessable common share resulting in a post-split total of 12,840,187 shares, without any action on the part of the holder thereof. All common shares issued to any shareholder (including as a result of the conversion of senior secured convertible notes into common shares) were aggregated for the purpose of determining the number of common shares which such holder was entitled to receive. The effect of this transaction was retrospectively applied to the financial statements presented in this filing, as required by the SEC’s SAB 4c. As a result, all share and per share data have been retroactively adjusted to give effect to this reverse stock split.

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

Capital Structure Prior to the RTO

2013 Stock Split — On August 28, 2013, the Board of Directors of the Company approved the conversion of all outstanding Series A, B and C-2 preferred stock to common stock and a subsequent 1 for 11.6087 reverse split of the Company’s outstanding common stock. The Board of Directors of the Company also approved recommending that the Company’s shareholders approve amendments to the Company’s Certificate of Incorporation to effect such activities. The Company’s shareholders approved these amendments by written consent dated September 10, 2013. The split shares were effective on September 16, 2013. Relevant financial data has been retroactively adjusted in these financial statements to reflect the 1 for 11.6087 reverse stock-split.

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

Common Stock — Prior to the completion of the RTO, WPHI had authorized 44,000,000 shares of common stock, par value $0.01 per share. None of these shares were outstanding at December 31, 2014 or June 30, 2015 as a result of the RTO.

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

Prior Plans

Prior to the RTO, see Note 9, the Company had four equity incentive plans. The 2008 Equity Incentive Plan (the “2008 Plan”) had all outstanding options converted on a value-for-value basis to options in the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (“2014 NPS Corp Plan”) in April 2014. The Company had also adopted the Northern Power Systems, Inc. 2011 Stock Option and Grant Plan (the “Northern 2011 Plan”) and Utility Scale adopted the Northern Power Systems Utility Scale, Inc. 2011 Stock Option and Grant Plan (the “Utility Scale 2011 Plan,” and together with the Northern 2011 Plan, the “Subsidiary Plans”). In November 2013, WPHI adopted the Wind Power Holdings, Inc. 2013 Stock Option and Grant Plan (the “2013 WPHI Plan”). This plan provided for the grant of incentive stock options, non-statutory stock options, and other types of stock awards to employees, consultants and directors of the Company. Effective on January 1, 2014, options in the Subsidiary Plans of 238,887 automatically converted to options in the 2013 WPHI Plan on a value-for-value basis. As discussed, in January 2014 the remaining outstanding options of 1,938,094 and 2,088,842 from the Subsidiary Plans were converted to options in the 2013 WPHI Plan.

Immediately prior to the conversion described below, the Company had reserved 2,568,089 shares of common stock collectively in the 2008 Plan and the 2013 WPHI Plan for both future exercise of outstanding stock options and shares available for future option grants. As described below, in April 2014 outstanding options of 1,830,012 were converted on a value-for-value basis to options in the 2014 NPS Corp Plan.

2014 Northern Power Systems Corp. Stock Option and Incentive Plan — In April 2014 and as a result of the reverse takeover transaction, the Company adopted the 2014 NPS Corp Plan, which reserved 4,000,000 shares of the Company’s voting common shares for both future exercise of outstanding stock options and shares available for future outstanding grants. All options in the 2013 WPHI Plan and the 2008 Plan were converted on a value-for-value basis to options in the 2014 NPS Corp Plan. All other relevant terms and conditions remained the same. At such time the Company considered the modification of such awards in accordance with ASC 718 and concluded that such transaction did not result in additional compensation expense. The Company is accounting for grants under the 2014 NPS Corp Plan as equity awards.

A summary of the stock option activity under the 2014 NPS Corp Plan for the six months ended June 30, 2015, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2014	2,403,347	$2.20	5.97 years	$2,151
Granted	24,750	$1.35
Exercised	(1,596)	$1.59
Canceled	(39,329)	$3.18

Outstanding — June 30, 2015	2,387,172	$2.18	5.41 years	$—

Exercisable — June 30, 2015	1,248,712	$2.15	5.03 years	$—

Shares vested and expected to vest June 30, 2015	2,270,970	$2.17	5.38 years	$—

As of June 30, 2015, 1,563,383 options were available for grant under the 2014 NPS Corp Plan.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the six months ended June 30, 2015 was $0.80 per share. At June 30, 2015, unrecognized stock-based compensation expense related to non-vested stock options is $1,420 which is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.

The Company estimated the grant-date fair values of stock options granted in the six months ended June 30, 2015, using the Black-Scholes option pricing model and the following assumptions:

June 30, 2015
Expected volatility	76.0%-80%
Risk-free interest rate	1.09% - 1.59%
Expected life (years)	4.5
Dividend yield	0.0%

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three and six months ended June 30, 2015 and 2014. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Cost of revenue	$11	$5	$20	$30
Sales and marketing	15	11	31	21
Research and development	3	5	8	13
General and administrative	161	433	309	538

Total stock-based compensation expense	$190	$454	$368	$602

Mira III Stock Option Awards — The former officers and directors of Mira III had 35,938 stock options fully vested as of April 16, 2014 which provided the option to purchase shares of the Company’s common shares at an exercise price of CDN$3.48 per share during a one year period ending on April 16, 2015. A placement agent from a previous offering had also been granted options to purchase 7,187 Mira III common shares which were exercised in April 2014 at an exercise price of CDN$3.48 per share. A summary of the former officers and directors of Mira III option activity for the six months ended June 30, 2015 is as follows:

	Shares	Weighted- Average Exercise Price (CDN)	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value (USD)
Outstanding — December 31, 2014	35,938	$3.48	.3 Years	—
Granted	—
Exercised	—
Canceled	(35,938)	$3.48

Outstanding — June 30, 2015	—	$—	—	$—

Exercisable — June 30, 2015	—	$—	—	$—

Shares vested and expected to vest June 30, 2015	—	$—	—	$—

As of June 30, 2015 there were no options available for grant under this plan.

11.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. The Company contributes 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three and six months ended June 30, 2015 were $62 and $115, respectively, and $54 and $99 for the three and six months ended June 30, 2014, respectively.

12.	INCOME TAXES

For the three and six months ended June 30, 2015, the Company recorded income tax expense of $383 and $768, respectively, which is comprised of $379 current expense and $4 deferred expense for the three months ended June 30, 2015 and is comprised of $761 current expense and $7 deferred expense for the six months ended June 30, 2015.

For the three and six months ended June 30, 2014, the Company recorded income tax expense of $15 and $29, respectively, which is comprised of $12 current expense and $3 deferred expense for the three months ended June 30, 2014 and is comprised of $22 current expense and $7 deferred expense for the six months ended June 30, 2014.

For the three and six months ended June 30, 2015 the current income tax expense included $368 and $724, respectively, of foreign tax expense related to Brazilian withholding taxes. Such taxes are applicable to licensing, technology services and royalty revenues earned within Brazil. The tax rate for such taxes is between 15%-18% and is based upon the character of the revenue and the jurisdiction of where it was earned.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not “more likely than not”. The net deferred tax liability as of June 30, 2015 and 2014 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite period and which are not currently available as a source of taxable income.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of June 30, 2015, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

13.	RELATED-PARTY TRANSACTIONS

In 2013 the Company issued convertible notes to Rockport Capital Partners, Allen & Company, LLC and CWE LLC. On April 16, 2014, these notes were valued collectively at $8,399 which consisted of $4,765 in cash and $3,634 in non-cash ascribed to the conversion of the Series C-1 preferred shares. In connection with the private placement on April 16, 2014, such notes were automatically converted into 629,061 voting common shares and 1,678,786 class B restricted voting common shares in accordance with the terms of the notes. Interest expense related to such notes was $0 and $62 for the six months ended June 30, 2015 and 2014, respectively.

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

Revenue for the business segments are shown as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Product Sales and Services	$9,857	$13,042	$15,785	$26,586
Technology Licensing	2,291	574	2,906	585
Technology Development	321	154	2,077	355

Total	$12,469	$13,770	$20,768	$27,526

Income (loss) from operations for the business segments and unallocated costs and expenses are as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Product Sales and Services	$(2,103)	$434	$(3,618)	$237
Technology Licensing	1,844	121	2,086	(311)
Technology Development	256	133	1,733	238
Shared Services	(2,141)	(1,887)	(5,464)	(3,912)
Unallocated costs and expenses	(675)	(885)	(1,191)	(1,241)

Loss from operations	$(2,819)	$(2,084)	$(6,454)	$(4,989)

Unallocated costs and expenses consist of:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Depreciation and amortization	$(193)	$(391)	$(383)	$(569)
Stock-based compensation expense	(190)	(454)	(368)	(602)
Other	(292)	(40)	(440)	(70)

Total	$(675)	$(885)	$(1,191)	$(1,241)

Total business segment assets are as follow:

	June 30, 2015	December 31, 2014
Product Sales and Services	$27,422	$26,041
Technology Licensing	487	523
Technology Development	693	1,629
Shared Services	553	836
Unallocated assets	6,419	13,825

Total	$35,574	$42,854

Unallocated assets consist of the following:

	June 30, 2015	December 31, 2014
Cash	$5,795	$12,863
Other current assets	—	450
Property, plant and equipment, net	22	25
Deferred tax assets	602	487

Total	$6,419	$13,825

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
United States	$1,833	$1,269	$3,915	$1,780
United Kingdom	3,625	6,406	5,757	8,789
Italy	4,482	2,541	6,214	11,552
Brazil	2,527	2,256	4,878	4,100
Asia	—	1,296	—	1,296
Rest of the world	2	2	4	9

Total	$12,469	$13,770	$20,768	$27,526

For the three and six months ended June 30, 2015, 85% and 81% of revenues, respectively, were recognized from sales outside the United States. For the three and six months ended June 30, 2014, 91% and 94% of revenues, respectively, were recognized from sales outside the United States.

Geographic information about long-lived assets associated with particular regions is as follows:

	June 30, 2015	December 31, 2014
United States	$3,569	$3,003
Rest of the world	43	47

Consolidated Total	$3,612	$3,050

15.	SUBSEQUENT EVENTS

Except as disclosed, the Company evaluates subsequent events through the date of this filing and had no additional subsequent events to report.

16.	COMMITMENTS AND CONTINGENCIES

The Company has sold two prototype turbines to a customer resulting in a potential cost to perform a separately priced maintenance agreement. The Company is accounting for this contract is under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at the reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability to be appropriate. The Company originally estimated the discounted value of such exposure at $562, using a discount rate of 9% over approximately 10 years. The agreement was extended to December 2025 in the first quarter of 2015. The total liability related to this exposure, as of June 30, 2015 and 2014, is $409 and $361, respectively, of which $97 and $72, respectively, is recorded as a current liability.

The Defense Contract Auditing Agency (“DCAA”) is currently auditing the years 2004 through 2007 and an external independent audit firm is auditing 2010. These audits are in various stages of completion. During the six months ended June 30, 2015 field work on the 2004 audit was completed and a final report issued to the National Renewable Energy Laboratory (NREL). NREL has not issued a final determination related to the findings as of June 30, 2015. There has been no activity related to audits of any other year and although the Company has not received formal notification that such audits are on hold, management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of a final determination from NREL on the 2004 audit and lack of activity on later audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company. The Company, however, does not expect a material impact based on the results of previous audits.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the three and six months ended June 30, 2015 was $207 and $103, respectively. Rental expense under these operating lease arrangements for the three and six months ended June 30, 2014 was $26 and $51, respectively. As described in Note 5, Property, Plant and Equipment, the Company has leased its headquarters and production facility back from the buyer for up to a five year term. The Company can terminate the lease after two years without penalty. Therefore, only one year of rental expense is included in the table below. Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31
2015	$207
2016	209
2017	16
2018	15
Thereafter	3

Total	$450

If the Company continues to lease the Barre facility after the two year cancellation period, it would have additional annual lease payment obligations of $201 in 2016, $345 in 2017, $345 in 2018 and $144 in 2019.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including those described in this discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and those set forth under “Risk Factors” in our Annual Report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

The substantial majority of our current sales are in the small wind subset of the distributed wind market in Italy, the U.K. and the U.S., a market which commonly consists of turbines with rated capacities of 500 kW output or smaller. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 490 of these turbines. To date, these shipped units have run for over eight million hours in the aggregate.

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

In addition to wind turbine development, we provide technology development services to customers to develop products and technology for a variety of complex energy applications, including energy storage, microgrids, and grid stabilization. While the customer owns the developed technology for a limited field of use, we typically maintain a license for all other applications and all other markets. As of June 30, 2015, we have deployed over 100 MW of products based on this technology and intend to commercialize sales of these products outside of the wind industry. While we do not expect material revenue from these services, they fund the expansion of our intellectual property portfolio and support the development of proprietary products.

For the three months ended June 30, 2015 and 2014, respectively, we generated $12.5 million, and $13.8 million in revenue. For the three months ended June 30, 2015 and 2014 we incurred net losses of $3.3 million, and $2.1 million, respectively. We have an accumulated deficit of $166.7 million as of June 30, 2015.

We are headquartered in Barre, Vermont and lease additional office space in Waltham, Massachusetts, Zurich, Switzerland, and Bari, Italy.

We were originally incorporated in Delaware on August 12, 2008 as Wind Power Holdings, Inc., or WPHI. In February 2014, WPHI filed a Registration Statement on Form 10 (File No. 001-36317) with the SEC to register the shares of common stock of WPHI, which became effective on June 3, 2014. On April 16, 2014, we (as WPHI) completed a reverse takeover transaction, or RTO, with Mira III Acquisition Corp., a Canadian capital pool company incorporated in British Columbia, Canada, or Mira III, whereby all of the equity securities of WPHI were exchanged (as described below) for common shares and restricted voting shares of Mira III, which became the holding company of our corporate group. In connection with the RTO, Mira III changed its name to Northern Power Systems Corp., the WPHI business became Mira III’s operating business, the WPHI directors and officers became Mira III’s directors and officers, and the WPHI historical consolidated financial statements included in this Quarterly Report on Form 10-Q became the historical consolidated financial statements of Northern Power Systems Corp. Also in connection with the RTO, we completed a CDN$24.5 million private placement whereby we issued 6,125,000 subscription receipts.

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

How We Conduct Our Business

We manage our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, other products produced and sold to customers, as well as in the future our direct sales of utility-class turbines. This business line reflects 79.1% and 76.0% of our revenues for the three and six months ended June 30, 2015, respectively, and 95% and 97% for the three and six months ended June 30, 2014, respectively.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 18.4% and 14.0% of our revenues for the three and six months ended June 30, 2015, respectively, and 4% and 2% for the three and six months ended June 30, 2014, respectively.

•	Technology Development — Included in this business line is our development of technology for specific customer needs. This business line reflects 2.6% and 10.0% of our revenues for the three and six months ended June 30, 2015, respectively, and 1% for both the three and six months ended June 30, 2014.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

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

Our international revenue was $10.6 million and $16.9 million for the three and six months ended June 30, 2015, respectively and $12.5 million and $25.7 million for the three and six months ended June 30, 2014, respectively, representing 85%, 81%, 91% and 94% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which increased to 36% of total revenues for the three months ended June 30, 2015 as compared to 18% of total revenues for the same period in 2014 and decreasing to 30% of total revenues for the six months ended June 30, 2015 as compared to 42% of total revenues for the same period in 2014. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability. We do not currently use any instruments to hedge our currency risk, which could therefore subject our results to variation in performance from the fluctuation of such currencies. We are currently employing hedging strategies to reduce currency fluctuation risk.

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

Deferred Revenues

We believe that deferred revenue is a leading indicator of our revenue performance. We present values on our balance sheet as deferred revenue at such time as cash has been collected from our customer and certain aspects of the earnings process have been completed but recognition as revenue has not been achieved in conformity with GAAP. Each of our three customer facing lines typically has deferred revenue balances, including:

•	Product Sales and Services — When sales of our products involve transferring title of the equipment at delivery, which we have determined to be the correct point for recognition of revenue, we present products which have been produced and billed but not delivered as deferred revenue. We also defer the recognition of revenue for our operations and maintenance services that are performed over a period of time; revenue from such contracts is recognized ratably over the contract period. We present cash values collected from customers of such contracts, net of the related recognized revenue, as deferred revenue.

•	Technology Licensing and Technology Development — Our license and technology development agreements frequently result in our collection of cash for our delivery of certain milestones; however, such milestones do not always reflect the culmination of the earnings process and we therefore present the related cash collections as deferred revenue.

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

Factors Affecting Our Results of Operations

We believe that the most significant factors that affect our financial performance and results of operations are as follows:

Italian Government Feed-in-Tariff and Blade Supply Impact on Near-term Results

In November 2014, the Italian governmental authorities announced that a clarification of the feed-in-tariff applicable to distributed-class turbines would be issued in the near term. The Italian feed-in-tariff currently runs until December 31, 2015 and under the current law will automatically extend until December 31, 2016. With drafts of the revision of the feed-in-tariff law being circulated in June, indication is that the revised fee-in-tariff decree valid until December 31, 2016 may be announced and published shortly. The ongoing uncertainty caused a portion of our Italian order negotiations to be delayed. There are further indications that the Ministry of Economy will implement a new feed-in-tariff law in early 2016 that supports small wind deployment from January 2017 until December 31, 2020. As a result, the pace of order closures in Italy continued to be strong in our second quarter, although delay in final implementation of this extension had a corresponding adverse effect on our revenue, net income, earnings per share and gross margin for the quarter ended June 30, 2015, and will continue to have an adverse effect on our financial results for the quarter ending September 30, 2015. During the quarter ended June 30, 2015, we began to see a reduction in our committed working capital as order activity in the Italian market began to increase.

Our revenue for our first six months of 2015 was negatively impacted by our primary supplier of blades ceasing operations, which occurred in February 2015, and our resulting decision to transition to two new suppliers. As of the end of our second quarter, these new blades suppliers are effectively producing and supplying blades but at an increased cost to us from our prior supplier. Although currently seen as unlikely, it is possible that lack of supply of blades could have an adverse effect on our revenues for future quarters. We currently believe that the majority of the cost of our blade supply transition has been incurred but we expect certain continued increased costs to exist, which will have a limited adverse effect on our net income, earnings per share and gross margin for the remainder of 2015.

Foreign Currency Fluctuations Could Impact Profitability

A substantial amount of our business in 2015 could be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. This can result in a significant proportion of our receivables being denominated in foreign currencies. While a majority of our costs will be in the U.S. dollar, we do incur a portion of our costs in Chinese renminbi, Canadian dollars, Swiss francs and British pounds. In addition, we expect to be entering into extended duration operations and maintenance contracts, which would obligate us to perform services in the future based upon currently negotiated non-U.S. dollar denominated pricing terms. Although we are pursuing economic hedging strategies, including increasing our euro-denominated costs and entering into euro-based forward contracts, there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on our revenues and delay our achieving profitability.

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

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our turbines and our distributed-class turbines are well suited for these installations, our orders for distributed-class turbines increased in the six months ended June 30, 2015 as compared to same period in 2014. Published information from the U.K. indicates that the feed-in-tariff rates have declined by 10% as of April 1, 2015 and may decline further as of October 1, 2015. The Italian feed-in-tariff currently runs until December 31, 2015 and under the current law will automatically extend until December 31, 2016. There are further indications that the Ministry of Economy will implement a new feed-in-tariff law in early 2016 that supports small wind deployment from January 2017 until December 31, 2020. Our third generation distributed turbine offers customers meaningfully improved economics that make the turbines more relevant for regions that do not have economic incentives. As we continue sales in our core markets we expect to continue to expand our product offering and sales force to increase our sales in other regions.

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

International Expansion

We intend to invest in the expansion of our international sales and marketing efforts as we see opportunities for us to expand direct turbine sales, and technology licensing and development offerings. Certain regions are expanding wind power as a source of energy driven either by the natural cost of energy in such regions or by certain incentive regimes. We currently derive a significant proportion of our revenues outside of the U.S., and we expect this to continue. We currently intend to increase our sales and marketing investment on targeted regions with strong wind resources within any of Asia, Europe, and North America.

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

We generally engage two suppliers for each of our major components to minimize the dependency on any single supplier. We currently have certain critical components for which we only have a single source supplier. As noted above, the primary supplier of blades for our distributed-class turbines ceased operations in February 2015, and the resulting supply constraint had an adverse effect on our revenues for the six months ended June 30, 2015. We began transitioning to two new suppliers and as of the end of our second quarter these new blade suppliers are effectively producing and supplying blades but at an increased cost to us from our prior supplier.

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

Investment in People

We intend to invest in hiring and retaining talented employees to grow our business and increase our revenue. As of June 30, 2015, we had 118 full-time employees, an increase of 7 full-time employees, or approximately 6%, from June 30, 2014. We must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2014 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2014 and the condensed consolidated statement of changes in shareholders’ equity as of the year ended December 31, 2014 were derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2015.

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

Results of Operations of the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Overview

Our general activity during the three months ended June 30, 2015 was primarily focused on: expanding our order backlog of distributed turbines in key European markets, especially in Italy; stabilizing our supply chain for blades with the transition to two new suppliers; continued support of our release of our third generation products turbine which is projected to reduce our cost of the turbine while increasing energy capture; and continuing to expand our technology licensing and development business.

Our general activity during the three months ended June 30, 2014 was primarily focused on: concluding our capital raise and public listing on the TSX, expanding our order backlog of distributed turbines in key European markets, continuing to expand our technology licensing and development business, building our first prototypes of our next generation platform of our distributed class turbine which is projected to reduce our cost of the turbine while increasing energy capture, and expanding our key leadership resources to expand our sales efforts into new geographies.

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues from Product Sales and Services, Technology Licensing and Technology Development decreased by $1.3 million, or 9%, to $12.5 million for the three months ended June 30, 2015 from $13.8 million for the three months ended June 30, 2014. Our overall backlog increased to approximately $41 million at June 30, 2015 as compared to approximately $40 million at June 30, 2014. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,
	2015	2014	Change	% Change
Product Sales and Service	$9.9	$13.0	$(3.1)	(24)%
Technology Licensing	2.3	0.6	1.7	283
Technology Development	0.3	0.2	0.1	50

Total	$12.5	$13.8	$(1.3)	(9)%

Product Sales and Service

Product sales and service revenue decreased by $3.1 million to $9.9 million for the three months ended June 30, 2015, from $13.0 million for the same period in 2014. The decrease in our Product Sales and Service revenue was primarily attributed to recognizing lower revenue on sales of our distributed-class turbines which totaled $8.8 million along with a decrease in sales of our non-turbine products which totaled $0.4 million for the three months ended June 30, 2015 as compared to $10.3 million and $2.1 million for turbines and non-turbine products, respectively, for the three months ended June 30, 2014. Related service revenue totaled $0.7 million for the three months ended June 30, 2015 and $0.6 million for the same period in 2014. Although we recognized revenue on a similar number of units in the three months ended June 30, 2015 as in the same period in 2014, the increase in the U.S. dollar relative to the Euro over the periods resulted in lower revenue for the period ended June 30, 2015.

During the three months ended June 30, 2015, we executed 30 new distributed-class turbine sales orders. During the three months ended June 30, 2014, we executed 20 new distributed-class turbine sales orders. Our deferred revenue balance associated with Product Sales and Service at June 30, 2015 was $3.0 million which is included in the backlog value disclosed above. At June 30, 2014, such balance was $4.6 million.

Technology Licensing Revenue

Technology licensing revenue increased by $1.7 million to $2.3 million for the three months ended June 30, 2015 from $0.6 for the same period in 2014. This increase is attributed to recognizing $2.1 million in license fees and $0.2 million in royalty revenues related to our licensing agreement with a significant customer. Our contract allows for us to ultimately collect $3.0 million in license fees and potentially in excess of $10 million in royalty revenues over time, for the license of our 2.X MW platform exclusively in Brazil and non-exclusively in the rest of South America. Our deferred revenue balance associated with Technology Licensing was $0 million as of June 30, 2015. At June 30, 2014, such balance was $1.9 million.

Technology Development Revenue

Technology development revenue increased by $0.1 million to $0.3 million for the three months ended June 30, 2015 from $0.2 million for the same period in 2014. This increase is attributed to recognizing $0.3 million of revenue related to a contract with a significant customer to develop a 3.3 MW turbine executed in 2014. We determined that the contract milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. There is a risk that costs could exceed billings in which case costs would be deferred until such time as the associated revenue is recognized. Deferred revenue would result when amounts billed exceed costs incurred under the contract. Our total deferred revenue balance associated with Technology Development was $0 million as of June 30, 2015. At June 30, 2014, such balance was $1.8 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively decreased by $0.3 million or 3% in the three months ended June 30, 2015 to $11.3 million as compared to $11.6 million in the three months ended June 30, 2014.

A comparison of our costs of goods sold and cost of services for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,
	2015	2014	Change	% Change
Product Sales and Service	$10.9	$10.9	$0.0	—%
Technology Licensing	0.2	0.3	(0.1)	(33)
Technology Development	0.1	0.0	0.1	—
Shared Service	0.0	0.1	(0.1)	100
Unallocated	0.1	0.3	(0.2)	(67)

Total	$11.3	$11.6	$(0.3)	(3)%

Product Sales and Service Cost of Goods and Costs of Service Sold

Product sales and service cost for the three months ended June 30, 2015 remained consistent at $10.9 million. We recognized cost of sale on a similar number of units in both periods: 35 in the three months ended June 30, 2015 and 34 for the same period in 2014. With our primary blade supplier ceasing operations in February 2015 our costs for blades were higher during the three months ended June 30, 2015. In addition, we incurred one-time costs to transition to two new blade suppliers within the three months ended June 30, 2015. These increases in cost were offset by certain cost out efforts and lower costs from non-turbine sales. Our cost of goods sold was $10.2 million for product sales along with $0.7 million of related service costs for the three months ended June 30, 2015 and $10.2 million for product sales and $0.7 million for related service costs for the same period in 2014.

Technology Licensing Cost of Service

Technology licensing cost of services for the three months ended June 30, 2015 decreased by $0.1 million to $0.2 million from $0.3 million for the same period in 2014. The decrease reflects reduced costs associated with license and royalty revenue in the three months ended June 30, 2015 as compared to 2014.

Technology Development Cost of Service

Technology development cost of services for the three months ended June 30, 2015 increased by $0.1 million to $0.1 million from $0 million for the same period in 2014. This increase is related to increased development activity with other parties.

Shared Service

Shared service cost of services for the three months ended June 30, 2015 decreased by $0.1 million to $0 million from $0.1 million for the same period in 2014. This decrease reflects success of cost cutting efforts enacted during the three months ended June 30, 2015.

Unallocated

The costs from unallocated expenses for the three months ended June 30, 2015 decreased by $0.2 million to $0.1 million from $0.3 million for the same period in 2014. This decrease reflects success of cost cutting efforts enacted during the three months ended June 30, 2015.

Segment Gross Profit (Loss) (dollars in millions)

	Three Months Ended June 30,
	2015	2014	Change	% Change
Product Sales and Service	$(1.0)	$2.1	$(3.1)	(148)%
Technology Licensing	2.2	0.3	1.9	633
Technology Development	0.2	0.2	0.0	—
Shared Service	0.0	(0.1)	0.1	100
Unallocated	(0.2)	(0.3)	0.1	33

Total	$1.2	$2.2	$(1.0)	450%

Product Sales and Service

Gross loss from product sales and service for the three months ended June 30, 2015 decreased by $3.1 million to a loss of ($1.0) million compared to a profit of $2.1 million for the same period in 2014. This change was principally due to a decrease in revenue from sales of distributed-class turbines and non-turbine products of $3.1 million in the three months ended June 30, 2015.

Technology Licensing

Gross profit from technology licensing for the three months ended June 30, 2015 increased by $1.9 million to $2.2 million from $0.3 million for the same period in 2014. The improvement is principally due to higher revenue recognition in 2015 from third party licensing and royalty arrangements offset by lower related cost of sales.

Technology Development

Gross profit from technology development for the three months ended June 30, 2015 remained consistent at $0.2 million compared to the same period in 2014, as higher revenues from contract technology development services were offset by an increase in cost of sales.

Shared Service

Gross profit from shared service for the three months ended June 30, 2015 increased by $0.1 million to $0 million from a loss of $(0.1) million for the same period in 2014. This increase reflects success of cost cutting efforts enacted during the three months ended June 30, 2015.

Unallocated

Gross loss from unallocated expenses for the three months ended decreased by $0.1 million to ($0.2) million from ($0.3) million for the same period in 2014. This decrease reflects success of cost cutting efforts enacted during the three months ended June 30, 2015.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $0.3 million or 27% to $0.8 million from $1.1 million for the three months ended June 30, 2015 as compared to the same period in 2014. This decrease reflects success of cost cutting efforts enacted during the three months ended June 30, 2015.

Sales and Marketing

Sales and marketing expenses increased by $0.3 million or 33% to $1.2 million for the three months ended June 30, 2015 from $0.9 million for the same period in 2014. The increase in sales and marketing expenses was driven by a net expansion in sales and marketing resources, with our expansion of European investment more than offsetting declined investment in North America.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million or 13% to $2.0 million for the three months ended June 30, 2015 from $2.3 million for the same period in 2014. This decrease reflects success of cost cutting efforts enacted during the three months ended June 30, 2015.

Loss from Operations

Our loss from operations increased by ($0.7) million to ($2.8) million for the three months ended June 30, 2015 compared to ($2.1) million for the same period in 2014. The increased loss is principally due to lower gross profit of $1.0 million offset by a $0.4 million decrease in operating expenses.

Segment Income (Loss) from Operations (dollars in millions)

	Three Months Ended June 30,
	2015	2014	Change	% Change
Product Sales and Service	$(2.1)	$0.4	$(2.5)	(625)%
Technology Licensing	1.9	0.1	1.8	N.M.
Technology Development	0.2	0.1	0.1	100
Shared Service	(2.1)	(1.9)	(0.2)	(11)
Unallocated	(0.7)	(0.8)	0.1	(13)

Loss from operations	$(2.8)	$(2.1)	$(0.7)	(333)%

Product Sales and Service

Loss from operations from product sales and service for the three months ended June 30, 2015 increased by ($2.5) million to a loss of ($2.1) million compared to $0.4 million for the same period in 2014 principally due to the decrease in gross profit of $3.1 million from decreased revenue from sales partially offset by decreased operating expenses of $0.6 million.

Technology Licensing

Income from operations from technology licensing for the three months ended June 30, 2015 increased by $1.8 million to $1.9 million compared to $0.1 million for the same period in 2014, due to an increase in gross profit of $1.8 million from revenue license fees and royalties under our 2.X license agreement, partially offset by an increase of $0.1 million in operating expenses for research and development expenses attributable to technology licensing in the three months ended June 30, 2015.

Technology Development

Income from operations from technology development for the three months ended June 30, 2015 increased by $0.1 million to $0.2 million compared to $0.1 million for the same period in 2014, due to an increase in development revenue in 2015.

Shared Services

Corporate shared general and administrative loss for the three months ended June 30, 2015 increased by ($0.2) million to ($2.1) million compared to ($1.9) million for the same period in 2014 principally due to increased legal expense of $0.2 million.

Unallocated

The loss from unallocated expenses for the three months ended June 30, 2015 decreased by $0.1 million to ($0.7) million compared to ($0.8) million in the same period in 2014 due to a decrease in depreciation expense resulting from the sale of the manufacturing facility in June 2014.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions).

	June 30,
	2015	2014	Change	% Change
Depreciation and amortization	$0.2	$0.4	$(0.2)	50%
Stock-based compensation	0.2	0.5	(0.3)	60
Other	0.3	(0.1)	0.4	400

Total charges	$0.7	$0.8	$0.1	13%

Other Expense and Income Tax Expense

Other expense increased by $0.1 million to $0.1 million for the three months ended June 30, 2015 as compared to $0 million for the same period in 2014. This increase is primarily the result of a $0.1 million increase in interest expense in the three months ended June 30, 2015 when compared to the same time period in 2014.

Income tax expense was $0.4 million for the three months ended June 30, 2015 and $0 million for the same period in 2014. The increase is the result of Brazilian income tax expense incurred on certain license and royalty revenue earned in Brazil in 2015.

Net Loss

Net loss increased by ($1.2) million or 57%, to ($3.3) million for the three months ended June 30, 2015 from a net loss of ($2.1) million for the same period in 2014.

The increase in our net loss for the three months ended June 30, 2015, is primarily due to the increase in loss from operations of $0.7 million and an increase in other expense and income tax expense of $0.3 million.

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

Non-GAAP Adjusted EBITDA (Loss) (dollars in millions)

	Three Months Ended June 30,
	2015	2014
Net loss	$(3.3)	$(2.1)
Provision for income tax	0.3	—
Interest expense	0.1	—
Depreciation and amortization	0.2	0.4
Stock-based compensation	0.2	0.5
Non cash implied license revenue	(0.2)	—

Total noncash addbacks	0.6	0.9

Non-GAAP Adjusted EBITDA Loss	$(2.7)	$(1.2)

Non-GAAP adjusted EBITDA was a loss of ($2.7) million for the three months ended June 30, 2015 and ($1.2) million for the same period in 2014. The change in non-GAAP adjusted EBITDA loss is primarily attributable to an increase in net loss resulting from lower revenue from sales for the period ending June 30, 2015 as compared to the same period in 2014.

Results of Operations of the six months ended June 30, 2015 compared to the six months ended June 30, 2014

Overview

Our general activity during the six months ended June 30, 2015 was primarily focused on: expanding our order backlog of distributed turbines in key European markets, especially in Italy; stabilizing our supply chain for blades with two new suppliers; continued support of our release of our third generation products turbine which is projected to reduce our cost of the turbine while increasing energy capture; and continuing to expand our technology licensing and development business. In addition, we pursued an equity capital raise in the first quarter; however, due to then current market conditions, we decided not to complete this capital raise at that time.

Our general activity during the six months ended June 30, 2014 was primarily focused on: concluding our capital raise and public listing on the TSX, expanding our order backlog of distributed turbines in key European markets, continuing to expand our technology licensing and development business including closing a 3.3 MW development agreement with WEG, building our first prototypes of our next generation platform of our distributed class turbine which is projected to reduce our cost of the turbine while increasing energy capture, and expanding our key leadership resources to expand our sales efforts into new geographies.

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues from Product Sales and Services, Technology Licensing and Technology Development decreased by $6.7 million, or 24%, to $20.8 million for the six months ended June 30, 2015 from $27.5 million for the six months ended June 30, 2014. Our overall backlog increased by 1% to approximately $41 million at June 30, 2015 as compared to approximately $40 million at June 30, 2014. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,
	2015	2014	Change	% Change
Product Sales and Service	$15.8	$26.6	$(10.8)	(41)%
Technology Licensing	2.9	0.6	2.3	383
Technology Development	2.1	0.3	1.8	600

Total	$20.8	$27.5	$(6.7)	(24)%

Product Sales and Service

Product sales and service revenue decreased by $10.8 million to $15.8 million for the six months ended June 30, 2015, from $26.6 million for the same period in 2014. The decrease in our Product Sales and Service revenue was primarily attributed to recognizing lower revenue on sales of our distributed-class turbines which totaled $12.6 million along with a decrease in sales of our non-turbine products which totaled $0.9 million for the six months ended June 30, 2015 as compared to $21.8 million and $3.8 million for turbines and non-turbine products, respectively, for the six months ended June 30, 2014. Declines in distributed class and non-turbine revenues were partially offset by a $0.9 million increase in utility scale turbine revenue resulting from the sale of a prototype 2.2 MW unit during Q1 2015. Related service revenue totaled $1.4 million for the six months ended June 30, 2015 and $1.0 million for the same period in 2014. The 30 unit decrease in turbine sales period over period reflects the recognition of revenue for certain distributed-class turbines which were delivered just after year-end 2013. In addition, the increase in the U.S. dollar relative to the Euro over the periods resulted in lower revenue for the latter period.

During the six months ended June 30, 2015, we executed 71 new distributed-class turbine sales orders. During the six months ended June 30, 2014, we executed 46 new distributed-class turbine sales orders. Our deferred revenue balance associated with Product Sales and Service at June 30, 2015 was $3.0 million which is included in the backlog value disclosed above. At June 30, 2014, such balance was $4.6 million.

Technology Licensing Revenue

Technology licensing revenue increased by $2.3 million to $2.9 million for the six months ended June 30, 2015 from $0.6 million for the same period in 2014. This increase is attributed to recognizing $2.0 million in license and $0.8 million in royalty revenues related to our licensing agreement with a significant customer as well as $0.1 million in license revenue from other customers. Our contract allows for us to ultimately collect $3.0 million in license fees and potentially in excess of $10 million in royalty revenues over time, for the license of our 2.X MW platform exclusively in Brazil and non-exclusively in the rest of South America. Our deferred revenue balance associated with Technology Licensing was $0 million as of June 30, 2015. At June 30, 2014, such balance was $1.9 million.

Technology Development Revenue

Technology development revenue increased by $1.8 million to $2.1 million for the six months ended June 30, 2015 from $0.3 million for the same period in 2014. This increase is attributed to recognizing $2.0 million of revenue related to a contract with a significant customer to develop a 3.3 MW turbine executed in 2014 and $0.1 million from development projects with other customers. We determined that the contract milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. There is a risk that costs could exceed billings in which case costs would be deferred until such time as the associated revenue is recognized. Deferred revenue would result when amounts billed exceed costs incurred under the contract. As of June 30, 2015, $0 million of cash collected for certain milestones were recorded as deferred revenue. Our total deferred revenue balance associated with Technology Development was $0 million as of June 30, 2015. At June 30, 2014, such balance was $1.8 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively decreased by $6.4 million or 27% in the six months ended June 30, 2015 to $17.7 million as compared to $24.1 million in the six months ended June 30, 2014.

A comparison of our costs of goods sold and cost of services for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,
	2015	2014	Change	% Change
Product Sales and Service	$16.7	$22.9	$(6.2)	(27)%
Technology Licensing	0.4	0.5	(0.1)	(20)
Technology Development	0.3	0.1	0.2	200
Shared Service	0.0	0.1	(0.1)	—
Unallocated	0.3	0.5	(0.2)	40

Total	$17.7	$24.1	$(6.4)	(27)%

Product Sales and Service Cost of Goods and Costs of Service Sold

Product sales and service cost for the six months ended June 30, 2015 decreased by $6.2 million to $16.7 million from $22.9 million for the same period in 2014. The decrease in product sales and service cost is primarily attributed to the recognition of a lower volume related to our distributed-class turbine sales and decreased sales of non-turbine products for the six months ended June 30, 2015 as compared to the same period in 2014. With our primary blade supplier ceasing operations in February 2015 our costs for blades were higher during the three months ended June 30, 2015. In addition, we incurred one-time costs to transition to two new blade suppliers within the second quarter. Our cost of goods sold was $15.2 million for product sales along with $1.5 million of related service costs for the six months ended June 30, 2015 and $21.6 million for product sales and $1.3 million for related service costs for the same period in 2014.

Technology Licensing Cost of Service

Technology licensing cost of services for the six months ended June 30, 2015 decreased by $0.1 million to $0.4 million from $0.5 million for the same period in 2014. The decrease reflects reduced costs associated with royalty revenue in the six months ended June 30, 2015 as compared to 2014.

Technology Development Cost of Service

Technology development cost of services for the six months ended June 30, 2015 increased by $0.2 million to $0.3 million from $0.1 million for the same period in 2014. This increase is related to increased activity related to development of a 3.3 MW turbine and an increase in development activity with other parties.

Shared Service

Shared service cost of services for the six months ended June 30, 2015 decreased by $0.1 million to $0 million from $0.1 million for the same period in 2014. This reflects the success of cost cutting measures enacted in 2015.

Unallocated

The costs from unallocated expenses for the six months ended June 30, 2015 decreased by $0.2 million to $0.3 million from $0.5 million for the same period in 2014. This reflects the success of cost cutting measures enacted in 2015.

Segment Gross Profit (Loss) (dollars in millions)

	Six Months Ended June 30,
	2015	2014	Change	% Change
Product Sales and Service	$(0.9)	$3.7	$(4.6)	(124)%
Technology Licensing	2.6	0.1	2.5	250
Technology Development	1.7	0.2	1.5	750
Shared Service	0.0	(0.1)	0.1	—
Unallocated	(0.4)	(0.5)	0.1	20

Total	$3.0	$3.4	$0.4	12%

Product Sales and Service

Gross loss from product sales and service for the six months ended June 30, 2015 decreased by ($4.6) million to ($0.9) million compared to $3.7 million for the same period in 2014. This change was principally due to a decrease in sales of distributed-class turbines and non-turbine products of $10.8 million, partially offset by lower cost of goods sold of $6.2 million in the six months ended June 30, 2015.

Technology Licensing

Gross profit from technology licensing for the six months ended June 30, 2015 increased by $2.5 million to $2.6 million from $0.1 million for the same period in 2014. The improvement is principally due to higher revenue recognition in 2015 from third party licensing and royalty arrangements along with lower related cost of sales.

Technology Development

Gross profit from technology development for the six months ended June 30, 2015 increased by $1.5 million to $1.7 million compared to $0.2 million for the same period in 2014, principally due to higher revenues from contract technology development services provided to a significant customer and other third parties in 2014.

Shared Service

Gross profit from shared service for the six months ended June 30, 2015 increased by $0.1 million to $0 million from ($0.1) million for the same period in 2014.

Unallocated

Gross loss from unallocated expenses for the six months ended June 30, 2015 decreased by $0.1 million to ($0.4) million from ($0.5) million for the same time period in 2014.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $0.3 million or 14% to $1.9 million for the six months ended June 30, 2015 as compared to $2.2 million for the same time period in 2014. The reduction in R&D expense is primarily the result of a decrease in consulting expense of $0.4 million partially offset by an increase in internal R&D costs of $0.2 million.

Sales and Marketing

Sales and marketing expenses increased by $0.8 million or 47% to $2.5 million for the six months ended June 30, 2015 from $1.7 million for the same period in 2014. The increase in sales and marketing expenses was driven by a net expansion in sales and marketing resources, with our expansion of worldwide business development activities offsetting decreased investment in other sales and marketing efforts.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million or 11% to $5.0 million for the six months ended June 30, 2015 from $4.5 million for the same period in 2014. The increase in our general and administrative expenses is primarily explained by the expensing of $0.6 million of previously capitalized costs related to an uncompleted capital raise partially offset by a decrease of $0.1 million in other G&A expense in the period ended June 30, 2015 as compared to the same period in 2014.

Loss from Operations

Our loss from operations increased by ($1.5) million to ($6.5) million for the six months ended June 30, 2015 compared to ($5.0) million for the same period in 2014. The increased loss is principally due to lower gross profit of $0.4 million, a $0.6 million increase in expenses related to an uncompleted capital raise, a $0.2 million increase in compensation and benefits expenses, and a $0.1 million increase in other operating expenses.

Segment Income (Loss) from Operations (dollars in millions)

	Six Months Ended June 30,
	2015	2014	Change	% Change
Product Sales and Service	$(3.6)	$0.2	$(3.8)	N.M. %
Technology Licensing	2.1	(0.3)	2.4	800
Technology Development	1.7	0.2	1.5	750
Shared Service	(5.5)	(3.9)	(1.6)	(41)
Unallocated	(1.2)	(1.2)	(0.0)	—

Loss from operations	$(6.5)	$(5.0)	$(1.5)	(30)%

Product Sales and Service

Loss from operations from product sales and service for the six months ended June 30, 2015 increased by ($3.8) million to a loss of ($3.6) million compared to income of $0.2 million for the same period in 2014 principally due to the decrease in gross profit of $4.6 million from decreased sales partially offset by decreased operating expenses of $0.8 million.

Technology Licensing

Income from operations from technology licensing for the six months ended June 30, 2015 increased by $2.4 million to income of $2.1 million compared to a ($0.3) million loss for the same period in 2014, due to an increase in gross profit of $2.5 million from increased revenue from license fees and royalties under our 2.X license agreement, partially offset by an increase of ($0.1) million in operating expenses for research and development expenses attributable to technology licensing in the six months ended June 30, 2015.

Technology Development

Income from operations from technology development for the six months ended June 30, 2015 increased by $1.5 million to $1.7 million compared to $0.2 million for the same period in 2014, due to an increase in gross profit of $1.5 million from increased development revenue in 2015.

Shared Services

Corporate shared general and administrative loss for the six months ended June 30, 2015 increased by ($1.6) million to ($5.5) million compared to ($3.9) million for the same period in 2014 principally due to expensing $0.6 million in costs related to an uncompleted capital raise, increased compensation and benefits costs of $0.7 million, and an increase in other corporate and shared services expenses of $0.3 million.

Unallocated

The loss from unallocated expenses for the six months ended June 30, 2015 remained unchanged at ($1.2) million for the six months ended June 30, 2015 as compared to the same period in 2014.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions).

	June 30,
	2015	2014	Change	% Change
Depreciation and amortization	$0.4	$0.6	$(0.2)	33%
Stock-based compensation	0.4	0.6	(0.2)	33
Other	0.4	—	0.4	—

Total charges	$1.2	$1.2	$0.0	—%

Other Expense and Income Tax Expense

Other expense remained unchanged at $0.2 million for the six months ended June 30, 2015 as compared to the same time period in 2014. Income tax expense increased to $0.7 million for the six months ended June 30, 2015 as compared to $0 million for the same period in 2014. The increase is the result of Brazilian tax expense incurred on certain license and royalty revenue earned in Brazil in 2015.

Net Loss

Net loss increased by ($2.2) million or 42%, to ($7.4) million for the six months ended June 30, 2015 from a net loss of ($5.2) million for the same period in 2014. The increase in our net loss for the six months ended June 30, 2015, is primarily due to the increase in loss from operations of $1.5 million and an increase in other expense and income tax expense of $0.7 million.

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

Non-GAAP Adjusted EBITDA (Loss) (dollars in millions)

	Six Months Ended June 30,
	2015	2014
Net loss	$(7.4)	$(5.2)
Provision for income tax	0.7	—
Interest expense	0.1	0.3
Depreciation and amortization	0.4	0.6
Stock-based compensation	0.4	0.6
Non-cash implied license revenue	(0.4)	—

Total noncash addbacks	1.2	1.5

Non-GAAP Adjusted EBITDA Loss	$(6.2)	$(3.7)

Non-GAAP adjusted EBITDA was a loss of ($6.2) million for the six months ended June 30, 2015 and ($3.7) million for the same period in 2014. The change in non-GAAP adjusted EBITDA loss is primarily attributable to an increase in net loss resulting from lower sales for the period ending June 30, 2015 as compared to the same period in 2014 as well as $0.6 million of costs related to the uncompleted capital raise.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data (dollars in millions)

	Six Months Ended June 30,
	2015	2014
Net loss	$(7.4)	$(5.2)
Net cash used in operating activities	(5.4)	(9.0)
Net cash (used in) provided by investing activities	(0.6)	0.6
Net cash (used in) provided by financing activities	(1.0)	19.2

Cash and Cash Equivalents

As of June 30, 2015, we had cash and cash equivalents of $6.1 million of which $0.5 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $15.4 million of which $0.7 million was held by a foreign subsidiary for the same period in 2014.

Prior to April 16, 2014, our principal source of liquidity had been private sales of convertible preferred stock. From inception to December 31, 2013, we completed four rounds of equity financing through issuance of our convertible preferred stock with total cash proceeds to us of $123.0 million. We also issued convertible notes totaling $6.5 million in two offerings during the year ended December 31, 2013. We closed a private equity placement in connection with the RTO. The private placement provided gross proceeds of CDN$24,500 (USD$22,273) received on April 16, 2014. Proceeds from our financing transactions have been used primarily to fund working capital needs and our operations. We believe that our available cash and availability under our line of credit will be sufficient to satisfy our working capital and planned investments to sustain our growth strategy for at least one year from the date of this Quarterly Report on Form 10-Q based on our current projections.

A substantial amount of our business in 2015 could be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. We are pursuing economic hedging strategies, including increasing our euro-denominated costs and entering into euro-based forward contracts, however there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, impairment losses, share-based compensation, and changes in working capital and other activities. In addition to the increase in net loss, cash used in operations increased as described below as a result of working capital needs.

For the six months ended June 30, 2015, net cash used in operating activities decreased by $3.6 million to $5.4 million from $9.0 million for the six months ended June 30, 2014. The decrease in cash used in operating activities for 2015 is primarily due to the effect of changes in operating assets and liabilities resulting in a cash inflow of $6.5 million. Included in these changes were a $5.7 million decrease in customer deposits as shipment milestones were achieved, a $3.2 million decrease in inventory driven by shipments during the 2015, a decrease of $1.3 million in accounts payable and a decrease of $0.9 million in other assets partially offset by a decrease of $3.2 million in deferred revenue, a $1.5 million decrease in accrued expenses, and a $1.3 million decrease in accounts payable. These changes in cash from operations were funded in part by the $3.0 million draw on the line of credit noted below.

Investing Activities

Net cash (used in) provided by investing activities was ($0.6) million for the six months ended June 30, 2015 as compared to $0.6 million for the same period in 2014. Cash used in investing activities consisted of purchasing certain equipment required to maintain operations. Cash provided by investing activities in 2014 consisted of gross proceeds of $1.2 million from the sale of our manufacturing facility in June 2014. Partially offset by a $0.6 million increase in fixed asset purchases. A portion of such proceeds were used to payoff of the VEDA mortgage balance as described below.

Financing Activities

For the six months ended June 30, 2015, net cash used in financing activities was ($1.0) compared to net cash provided of $19.2 million for the six months ended June 30, 2014. We had repayments of ($4.0) million and borrowings of $3 million on our working capital revolving line of credit for the period ended June 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at June 30, 2015.

Contractual Obligations

As described below, our long-term debt obligations were zero as of June 30, 2015 and December 31, 2014. We have $3.0 million outstanding on our working capital revolving line of credit and a $1.6 million outstanding performance letter of credit and warranty guarantee, as of June 30, 2015, which is described below in the Comerica Credit Facility section.

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

Comerica Credit Facility

Our working capital line of credit is $6.0 million. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of June 30, 2015 and June 30, 2014, we had $3.0 million and $0 million, respectively, outstanding on the working capital revolving line of credit. At June 30, 2015, we had a net maximum supported borrowing base of $0.1 remaining. The facility was scheduled to mature on June 30, 2015. In April 2015, the Company amended this line of credit with Comerica to extend the maturity date by 15 months to September 30, 2016. The line of credit remains at $6.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. All other significant terms of the line of credit remained the same. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At June 30, 2015, we had $1.6 million of such performance and warranty guarantees outstanding with four customers.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.5 million at all times. At June 30, 2015, we had unencumbered liquid assets having a value of $2.8 million.

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

For the six months ended June 30, 2015, we were in compliance with all covenants under this credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Company as defined by 229.10(f)(1)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Based on the evaluation of our financial reporting controls, our Chief Financial Officer and Chief Executive Officer concluded that, our financial reporting controls were not effective as of June 30, 2015. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-55184) filed with the SEC on March 31, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern Power Systems Corp.
(Registrant)

Date: August 13, 2015	By:	/s/ Troy C. Patton
Troy C. Patton
Chief Executive Officer

Date: August 13, 2015	By:	/s/ Ciel R. Caldwell
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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014 and (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).