Form 10-Q
period 2015-09-30
Northern Power Systems Corp.
filed 2015-11-12
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	23,173,884
Class	Outstanding at November 12, 2015

Class B Common Shares, no par value per share	0
Class	Outstanding at November 12, 2015

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share amounts)

ASSETS	September 30, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,665	$13,142
Accounts receivable — net of allowance for doubtful accounts of $142 and $187 at September 30, 2015 and December 31, 2014, respectively	5,286	3,491
Unbilled revenue	1,782	2,212
Inventories — net (Note 4)	15,548	16,456
Deferred costs	1,072	1,062
Prepaid expenses and other current assets	888	2,737

Total current assets	30,241	39,100

Property, plant and equipment — net (Note 5)	2,628	1,854
Intangible assets — net (Note 6)	944	474
Goodwill	722	722
Deferred income taxes (Note 12)	542	487
Other assets	1	217

Total Assets	$35,078	$42,854

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2015	December 31, 2014
	(Unaudited)
CURRENT LIABILITIES:
Working capital revolving line of credit	$4,000	$4,000
Accounts payable	6,121	4,153
Accrued expenses (Note 8)	4,369	5,050
Accrued compensation	2,165	2,529
Deferred revenue	2,554	4,275
Deferred income taxes (Note 12)	715	649
Customer deposits	5,444	5,642
Other current liabilities	187	77

Total current liabilities	25,555	26,375

Deferred revenue, less current portion	2,386	2,041
Other long-term liability	280	308

Total Liabilities	28,221	28,724

Commitments and Contingencies (Note 16)
SHAREHOLDERS’ EQUITY:

Voting common shares, no par value — Unlimited shares authorized; 23,173,884 and 22,764,353 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	165,568	165,386
Additional paid-in capital	8,474	7,972
Accumulated other comprehensive loss	(41)	—
Accumulated deficit	(167,144)	(159,228)

Total Shareholders’ Equity	6,857	14,130

Total Liabilities and Shareholders’ Equity	$35,078	$42,854

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands, except share and per share amounts)

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUES:
Product	$12,969	$11,784	$27,415	$37,484
License	946	1,955	3,852	2,541
Design service	1,364	709	3,441	1,063
Service	1,388	584	2,727	1,470

Total revenues	16,667	15,032	37,435	42,558

Cost of product revenues	11,589	9,145	27,035	31,154
Cost of service revenues	1,675	1,040	3,993	3,171

Gross profit	3,403	4,847	6,407	8,233
OPERATING EXPENSES:
Sales and marketing	947	990	3,409	2,668
Research and development	739	1,321	2,688	3,537
General and administrative	1,621	2,312	6,668	6,793

Total operating expenses	3,307	4,623	12,765	12,998

Income (loss) from operations	96	224	(6,358)	(4,765)
Interest income (expense) — net	(45)	(40)	(142)	(312)
Other income (expense) — net	(109)	(61)	(221)	41

(Loss) income before provision for income taxes	(58)	123	(6,721)	(5,036)
Provision for income taxes	427	412	1,195	441

NET LOSS	(485)	(289)	(7,916)	(5,477)

Other comprehensive loss
Change in cumulative translation adjustment	(27)	—	(41)	—

COMPREHENSIVE LOSS	$(512)	$(289)	$(7,957)	$(5,477)

Net loss applicable to common shareholders (Note 2)	$(485)	$(289)	$(7,916)	$(5,477)

Net loss per common share
Basic and diluted	$(0.02)	$(0.01)	$(0.35)	$(0.29)

Weighted average number of common shares outstanding
Basic and diluted	22,884,202	22,720,090	22,805,519	18,919,146

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In thousands except share amounts)

(unaudited)

	Voting Common Shares-No Par		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
BALANCE — December 31, 2014	22,764,353	$165,386	$7,972	$—	$(159,228)	$14,130

Stock based compensation expense	—	—	681	—	—	681

Issuance of common stock – restricted shares	407,935	179	(179)	—	—	—
Proceeds from exercise of stock options	1,596	3	—	—	—	3

Cumulative translation adjustment	—	—	—	(41)	—	(41)

Net loss	—	—	—	—	(7,916)	(7,916)

BALANCE — September 30, 2015	23,173,884	$165,568	$8,474	$(41)	$(167,144)	$6,857

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(All amounts in thousands)

(unaudited)

	For the nine months ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES:
Net loss	$(7,916)	$(5,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	151	125
(Recovery of) provision for doubtful accounts	(44)	224
Stock-based compensation expense	681	746
Depreciation and amortization	595	763
Noncash implied license revenue	(609)	—
Loss on disposal of asset	50	—
Deferred income taxes	11	10
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(1,320)	(4,113)
Other current and noncurrent assets	2,065	(317)
Inventories	755	(3,581)
Deferred costs	(10)	492
Accounts payable	1,968	(146)
Accrued expenses	(1,045)	2,171
Customer deposits	(198)	(4,057)
Deferred revenue and other short term liabilities	(1,266)	1,168
Other liabilities	(27)	19

Net cash used in operating activities	(6,159)	(11,973)

INVESTING ACTIVITIES:
Proceeds from sale of property	—	1,218
Purchases of property and equipment	(1,280)	(696)

Net cash (used in) provided by investing activities	(1,280)	522

FINANCING ACTIVITIES:
Proceeds from private placement equity financing, net	—	19,623
Proceeds from revolving line of credit	4,000	4,000
Repayments on revolving line of credit	(4,000)	—
Proceeds from the exercise of stock options	3	53
Debt principal payments	—	(441)

Net cash provided by financing activities	3	23,235

Effect of exchange rate change on cash	(41)	—

Change in cash and cash equivalents	(7,477)	11,784
Cash and cash equivalent — Beginning of Period	13,142	4,534

Cash and cash equivalent — End of Period	$5,665	$16,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$35	$33

Cash paid for income taxes	$32	$15

Noncash financing activity:
Restricted stock awards	$179	$—
Settlement of stock-based compensation liability awards with equity awards	$—	$598
Conversion of debt to equity	$—	$12,320
Issuance of options to placement agents	$—	$620

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited, in thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

Northern Power Systems Corp. (together with its consolidated subsidiaries, “Northern Power Systems” or the “Company”) is a growing provider of advanced renewable power creation and power conversion technology for the energy sector. We design, manufacture and service next-generation Permanent Magnet Direct-Drive, or PMDD, wind turbines for the distributed wind market, and we currently license our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers on a global basis. We also provide technology development services for a wide variety of energy applications. With our predecessor companies dating back to 1974 and our new turbine development since 1977, we have decades of experience in developing advanced, innovative wind turbines, as well as technology for power conversion and integration with other energy applications.

The Company’s headquarters are in Barre, Vermont and it has sales offices in Zurich, Switzerland and Bari, Italy.

The Company was originally incorporated in Delaware on August 12, 2008 as Wind Power Holdings, Inc., or WPHI. In February 2014, WPHI filed a Registration Statement on Form 10 (File No. 001-36317) with the SEC to register the shares of common stock of WPHI, which became effective on June 3, 2014. On April 16, 2014, we (as WPHI) completed a reverse takeover transaction, or RTO, with Mira III Acquisition Corp., a Canadian capital pool company incorporated in British Columbia, Canada, or Mira III, whereby all of the equity securities of WPHI were exchanged (as described below) for common shares and restricted voting shares of Mira III, which became the holding company of our corporate group. In connection with the RTO, Mira III changed its name to Northern Power Systems Corp., the WPHI business became Mira III’s operating business, the WPHI directors and officers became Mira III’s directors and officers, and the WPHI historical consolidated financial statements included in this Quarterly Report on Form 10-Q became the historical consolidated financial statements of Northern Power Systems Corp.

Liquidity — Despite the current expiration of our line of credit on September 30, 2016, management believes that the Company’s available cash and availability under the Company’s line of credit will be sufficient to satisfy the Company’s working capital and planned investments to support the Company’s long-term growth strategy for at least one year from the date of this Quarterly Report on Form 10-Q based on the Company’s current projections.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2014 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2014 and the condensed consolidated statement of changes in shareholders’ equity as of the year ended December 31, 2014 were derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2015.

Comprehensive Loss — Cumulative translation adjustments are excluded from net income (loss) and shown as a separate component of shareholders’ equity.

Goodwill and Other Intangible Assets — Historically, we have conducted our annual goodwill impairment test as of September 30 for our reporting units. During the quarter ended September 30, 2015, the Company changed the date of our annual impairment test from September 30 to November 30. The change was made to more closely align the impairment testing date with our annual budgeting and forecasting process, provide a shorter time period to year end, and move the analysis after the third quarter. We believe the change in our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively.

Recent Accounting Pronouncements — In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 was originally effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09.

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. All other entities have an additional year. However, early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this Update require an entity to measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line of Credit Arrangements, Amendments to SEC Paragraph Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). This update amends SEC guidance regarding the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The FASB issued ASU 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 affects all SEC registrants and is effective immediately. The Company accounts for debt issuance costs associated with line of credit arrangements as assets and has been amortizing the deferred debt issuance costs over the term of the line of credit agreement. The Company has evaluated the impact of adopting this guidance and does not believe this update will have a material impact on the consolidated financial statements.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2014 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

2.	NET LOSS PER SHARE

Basic loss per share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing loss attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2015 and 2014, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of basic and diluted net loss per share are as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Basic earnings per share calculation
Numerator
Net loss	$(485)	$(289)	(7,916)	(5,477)

Net loss attributable to common shareholders	$(485)	$(289)	(7,916)	(5,477)

Denominator
Weighted average common shares outstanding — Basic and diluted	22,884,202	22,720,090	22,805,519	18,919,146

Net loss per share-Basic and diluted	$(0.02)	$(0.01)	$(0.35)	$(0.29)

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

The following potentially dilutive securities were excluded from the calculation of dilutive weighted average shares outstanding because they were considered anti-dilutive due to the Company’s loss position:

	September 30, 2015	September 30, 2014
Common share options	3,117	2,461
Restricted stock awards	106	—

Total potentially dilutive securities	3,223	2,461

The Company has 367,500 placement agent options outstanding as of September 30, 2015. In addition, the Company has 2,749,441 options outstanding and 105,734 of unvested restricted stock awards outstanding as of September 30, 2015 related to the 2014 NPS Corp. plan. As of September 30, 2014 the Company had 367,500 placement agent options outstanding, 2,057,837 and 35,938 options outstanding as of September 30, 2014 related to the 2014 NPS Corp. and the Mira III plans, respectively. Such options and restricted stock awards are considered to be potentially dilutive securities.

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit and debt, deferred revenue and customer deposits. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of September 30, 2015 and December 31, 2014, approximate fair value due to their short-term nature and are classified within Level 3 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents when held consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

During 2014, the Company entered into a technology development contract with a customer that will result in the Company receiving a royalty free license upon successful completion of the development. The Company determined the value of this license using a probability weighted analysis. The analysis applied a range of possibilities to a set of possible outcomes and attributed a value in the event of each outcome. The probabilities and weightings used in the analysis were based on management’s views of the opportunities that will be available to the Company upon completion of the contract and receipt of the license, as well as a review of the outcomes that would result from the selected scenarios. The Company determined this was the most reliable approach to value the license. The license will be accreted to full value over the development period of the contract and will subsequently be amortized over its estimated useful life at the time. The value assigned to the license as of September 30, 2015 and December 31, 2014 was $760 and $151, respectively, representing a fair value measurement on a nonrecurring basis, and is included in intangible assets on the accompanying consolidated balance sheets. Due to the unobservable key inputs to the analysis, the license has been classified as Level 3.

4.	INVENTORIES

Inventories, net of reserves, as of September 30, 2015 and December 31, 2014 consist of:

	September 30, 2015	December 31, 2014
Raw materials	$4,753	$5,383
Work in process	2,482	2,090
Finished goods	8,823	9,548
Allowance for obsolescence	(510)	(565)

Total inventory — net	$15,548	$16,456

For the three months ended September 30, 2015 and 2014, the Company recorded inventory provision of $19 and $32, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded inventory provision of approximately $151 and $125, respectively.

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at September 30, 2015 and December 31, 2014 consist of:

	September 30, 2015	December 31, 2014
Lease improvements	$75	$70
Machinery and equipment	2,879	1,995
Patterns and tooling	1,893	1,617
Office furniture and equipment	424	424
Information technology equipment and software	1,336	1,282
Field service spare parts	122	122

	6,729	5,510
Less accumulated depreciation	(4,101)	(3,656)

Total property, plant and equipment, net of depreciation	$2,628	$1,854

Depreciation expense was $165 and $456 for the three and nine months ended September 30, 2015, respectively. Depreciation expense was $147 and $623 for the three and nine months ended September 30, 2014, respectively.

In March 2015, the Company disposed of a blade mold with a cost of $61 and a net book value of $50.

6.	INTANGIBLE ASSETS

Intangible assets consist of:

	September 30, 2015
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Period
Core technology	1.2 years	978	$(821)	$157
Trade name	2.20 years	89	(62)	27
Royalty license	See below	760	—	760

		$1,827	$(883)	$944

	December 31, 2014
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	1.7 years	978	$(691)	$287
Trade name	2.7 years	89	(53)	36
Royalty license	See below	151	—	151

		$1,218	$(744)	$474

As part of an agreement with WEG Equipamentos Elétricos S.A. to develop a 3.3 MW wind turbine, the Company has recorded an intangible asset of $760 representing the earned value of the royalty free license the Company will receive upon completion of the development project. The Company’s estimate of the total value of this intangible asset will be capitalized over the period of the development project. Amortization of the intangible asset will commence as the Company completes the project and has the ability to license/sell the 3.3 MW wind turbine.

Amortization expense for the three and nine months ended September 30, 2015 was $46 and $139, respectively. Amortization expense for the three and nine months ended September 30, 2014 was $47 and $140, respectively.

The expected aggregate future amortization expense, excluding amortization expense related to the royalty license, is as follows:

Years	Amortization
2015	$47
2016	128
2017	9

$184

7.	DEBT AND SENIOR SECURED CONVERTIBLE NOTES

Debt at September 30, 2015 and December 31, 2014 consists of:

	September 30, 2015	December 31, 2014
Working capital revolving line of credit	$4,000	$4,000

Total debt	4,000	4,000
Less current portion	(4,000)	(4,000)

Long-term debt	$—	$—

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

At September 30, 2015, there was $4,000 outstanding on the revolving line of credit as well as approximately $572 outstanding in performance and warranty letters of credit guaranteed on behalf of four customers and the Company had a net maximum supported borrowing base, in excess of loans outstanding, of $282. The Company was in compliance with all covenants under this credit facility in all periods.

8.	ACCRUED EXPENSES

Accrued expenses consist of:

	September 30, 2015	December 31, 2014
Accrued warranties	$2,335	$1,777
Accrued rebates, allowances and discounts	118	931
Other accrued expenses	1,916	2,342

Total accrued expenses	$4,369	$5,050

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Beginning balance	$1,815	$1,047	$1,777	$545
Provisions, net of reversals	805	811	1,359	1,535
Settlements	(285)	(268)	(801)	(490)

Ending balance	$2,335	$1,590	$2,335	$1,590

9.	CAPITAL STRUCTURE

Common Shares-No Par — In connection with the RTO the Company’s resulting authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of September 30, 2015, there were 23,173,884 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding. The class B restricted voting shares were convertible into voting common shares on a one-for-one basis at the option of the holder thereof at any time after July 15, 2014. The holders of the class B restricted voting shares are entitled to receive notice of and to attend all meetings of the Company’s shareholders and to vote on all matters properly presented at any such meeting, provided that the holders of the class B restricted voting shares are not entitled to vote for the election or removal of the Company’s directors. On November 20, 2014, the Company exercised its option to convert all outstanding class B restricted voting shares to common shares, effective November 30, 2014.

10.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Prior Plans

The Company had four equity incentive plans. As a result of the RTO all of these plans were converted in substance to the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (“2014 NPS Corp Plan”).

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

A summary of the stock option activity under the 2014 NPS Corp Plan for the nine months ended September 30, 2015, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2014	2,403,347	$2.20	5.97 years	$2,151
Granted	412,375	$0.49
Exercised	(1,596)	$1.59
Canceled	(64,685)	$2.68

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — September 30, 2015	2,749,441	$1.94	5.38 years	$—

Exercisable — September 30, 2015	1,359,460	$2.12	4.76 years	$—

Shares vested and expected to vest September 30, 2015	2,600,223	$1.95	5.33 years	$—

As of September 30, 2015, 793,179 options were available for grant under the 2014 NPS Corp Plan.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the nine months ended September 30, 2015 was $0.29 per share. At September 30, 2015, unrecognized stock-based compensation expense related to non-vested stock options is $1,304 which is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.

The Company estimated the grant-date fair values of stock options granted in the nine months ended September 30, 2015, using the Black-Scholes option pricing model and the following assumptions:

September 30, 2015
Expected volatility	76%
Risk-free interest rate	1.09% - 1.59%
Expected life (years)	4.5
Dividend yield	0.0%

During the three months ended September 30, 2015, the Company granted 407,935 restricted common shares to its non-employee directors under the 2014 NPS Corp Plan as part of each such director’s compensation for service on the Company’s Board of Directors. The fair value per share for each grant was $0.44. Each non-employee director received a grant of 15,000 restricted common shares, of which (for all but one director), 75% of the shares vested on September 30, 2015 with the remaining 25% vesting on December 31, 2015. For the other non-employee director, 50% of the shares vested on September 30, 2015 with the remaining 50% vesting on December 31, 2015. Several non-employee directors also elected to receive their annual retainer compensation in restricted shares, rather than cash. For each such grant, 50% of the total stock granted vested on the grant date of August 25, 2015, with the remaining 50% vesting in two equal installments on September 30, 2015 and December 31, 2015. There were no restricted share grants issued during the three and nine months ended September 30, 2014.

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three and nine months ended September 30, 2015 and 2014. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Cost of revenue	$7	$29	$27	$72
Sales and marketing	16	47	48	68
Research and development	5	—	13	—
General and administrative	284	68	593	606

Total stock-based compensation expense	$312	$144	$681	$746

Mira III Stock Option Awards — The former officers and directors of Mira III had 35,938 stock options fully vested as of April 16, 2014 which provided the option to purchase shares of the Company’s common shares at an exercise price of CDN$3.48 per share during a one year period ending on April 16, 2015. A placement agent from a previous offering had also been granted options to purchase 7,187 Mira III common shares which were exercised in April 2014 at an exercise price of CDN$3.48 per share. A summary of the former officers and directors of Mira III option activity for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted- Average Exercise Price (CDN)	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value (USD)
Outstanding — December 31, 2014	35,938	$3.48	.3 Years	—
Granted	—
Exercised	—
Canceled	(35,938)	$3.48

Outstanding — September 30, 2015	—	$—	—	$—

Exercisable — September 30, 2015	—	$—	—	$—

Shares vested and expected to vest September 30, 2015	—	$—	—	$—

As of September 30, 2015 there were no options available for grant under this plan.

11.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. The Company contributes 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three and nine months ended September 30, 2015 were $45 and $160, respectively, and $46 and $145 for the three and nine months ended September 30, 2014, respectively.

12.	INCOME TAXES

For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $427 and $1,195, respectively, which is comprised of $424 current expense and $3 deferred expense for the 3 months ended September 30, 2015 and is comprised of $1,185 current expense and $10 deferred expense for the nine months ended September 30, 2015.

For the three and nine months ended September 30, 2014, the Company recorded income tax expense of $412 and $441, respectively, which is comprised of $409 current expense and $3 deferred expense for the three months ended September 30, 2014 and is comprised of $431 current expense and $10 deferred expense for the nine months ended September 30, 2014.

For the three and nine months ended September 30, 2015 the current income tax expense included $405 and $1,129, respectively, of foreign tax expense related to Brazilian withholding taxes. For the three and nine months ended September 30, 2014, the current income tax expense included $399 Brazilian withholding taxes. Such taxes are applicable to licensing, technology services and royalty revenues earned within Brazil. The tax rate for such taxes is between 15%-18% and is based upon the character of the revenue and the jurisdiction of where it was earned.

As of December 31, 2014, the Company had $116,216 of federal net operating loss carryforwards that expire beginning in 2028, $69,698 of state net operating loss carryforwards that expire from 2015 through 2034, and $1,312 of research and development tax credits that expire beginning in 2028. The net operating loss carryforwards include approximately $71 for which a benefit will be recorded in additional paid-in capital when realized. In addition, the amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code. We have not completed an updated Section 382 study, since November 30, 2014, and as such are not able to assess whether an ownership change has occurred that could cause limitations to our net operating loss carryforwards.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not “more likely than not”. The net deferred tax liability as of September 30, 2015 and 2014 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite period and which are not currently available as a source of taxable income.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of September 30, 2015, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

13.	RELATED-PARTY TRANSACTIONS

In 2013 the Company issued convertible notes to Rockport Capital Partners, Allen & Company, LLC and CWE LLC. On April 16, 2014, these notes were valued collectively at $8,399 which consisted of $4,765 in cash and $3,634 in non-cash ascribed to the conversion of the Series C-1 preferred shares. In connection with the private placement on April 16, 2014, such notes were automatically converted into 629,061 voting common shares and 1,678,786 class B restricted voting common shares in accordance with the terms of the notes. Interest expense related to such notes was $0 and $62 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company manages its business with the four following segments:

•	Product Sales and Service — Included in this business segment are the Company’s sales of distributed turbines along with related services, other products produced and sold to customers, as well as, in the future, the Company’s direct sales of utility-class turbines.

•	Technology Licensing — Included in this business segment is the licensing of packages of the Company’s developed technology.

•	Technology Development — Included in this business segment is the Company’s development of technology for customers.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

Unallocated costs and expenses include depreciation and amortization, stock compensation, and certain other non-cash charges, such as restructuring and impairment charges.

Revenue for the business segments are shown as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Product Sales and Service	$14,357	$12,368	$30,142	$38,954
Technology Licensing	946	1,955	3,852	2,541
Technology Development	1,364	709	3,441	1,063

Total	$16,667	$15,032	$37,435	$42,558

Income (loss) from operations for the business segments and unallocated costs and expenses are as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Product Sales and Service	$633	$604	$(2,985)	$841
Technology Licensing	868	1,756	2,954	1,445
Technology Development	873	555	2,606	793
Shared Services	(1,542)	(2,190)	(7,006)	(6,102)
Unallocated costs and expenses	(736)	(501)	(1,927)	(1,742)

Income/(loss) from operations	$96	$224	$(6,358)	$(4,765)

Unallocated costs and expenses consist of:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Depreciation and amortization	$(212)	$(194)	$(595)	$(763)
Stock-based compensation expense	(313)	(144)	(681)	(746)
Other	(211)	(163)	(651)	(233)

Total	$(736)	$(501)	$(1,927)	$(1,742)

Total business segment assets are as follow:

	September 30, 2015	December 31, 2014
Product Sales and Service	$25,885	$26,041
Technology Licensing	1,085	523
Technology Development	1,735	1,629
Shared Services	424	836
Unallocated assets	5,949	13,825

Total	$35,078	$42,854

Unallocated assets consist of the following:

	September 30, 2015	December 31, 2014
Cash	$5,388	$12,863
Other current assets	—	450
Property, plant and equipment, net	19	25
Deferred tax assets	542	487

Total	$5,949	$13,825

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
United States	$828	$3,268	$4,743	$5,048
United Kingdom	5,628	7,076	11,385	15,865
Italy	7,900	2,362	14,114	13,914
Brazil	2,310	2,169	7,188	6,269
Asia	—	110	—	1,406
Rest of the world	1	47	5	56

Total	$16,667	$15,032	$37,435	$42,558

For the three and nine months ended September 30, 2015, 95% and 87% of revenues, respectively, were recognized from sales outside the United States. For the three and nine months ended September 30, 2014, 78% and 88% of revenues, respectively, were recognized from sales outside the United States.

Geographic information about long-lived assets associated with particular regions is as follows:

	September 30, 2015	December 31, 2014
United States	$4,258	$3,003
Rest of the world	36	47

Consolidated Total	$4,294	$3,050

15.	SUBSEQUENT EVENTS

Except as disclosed, the Company evaluates subsequent events through the date of this filing and had no additional subsequent events to report.

16.	COMMITMENTS AND CONTINGENCIES

The Company has sold two prototype turbines to a customer resulting in a potential cost to perform a separately priced maintenance agreement. The Company is accounting for this contract under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at each reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability to be appropriate. The Company originally estimated the discounted value of such exposure at $562, using a discount rate of 9% over approximately 10 years. The agreement was extended to December 2025 in the first quarter of 2015. The total liability related to this exposure, as of September 30, 2015 and 2014, is $408 and $333, respectively, of which $128 and $54, respectively, is recorded as a current liability.

The Defense Contract Auditing Agency (“DCAA”) is currently auditing the years 2004 through 2007 and an external independent audit firm is auditing 2010. These audits are in various stages of completion. During the nine months ended September 30, 2015 field work on the 2004 audit was completed and a final report issued to the National Renewable Energy Laboratory (NREL). NREL has not issued a final determination related to the findings as of September 30, 2015. There has been no activity related to audits of any other year and although the Company has not received formal notification that such audits are on hold, management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of a final determination from NREL on the 2004 audit and lack of activity on later audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company. The Company, however, does not expect a material impact based on the results of previous audits.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the three and nine months ended September 30, 2015 was $311 and $103, respectively. Rental expense under these operating lease arrangements for the three and nine months ended September 30, 2014 was $47 and $132, respectively. As described in Note 5, Property, Plant and Equipment, the Company has leased its headquarters and production facility back from the buyer for up to a five year term. The Company can terminate the lease after two years without penalty. Therefore, only one year of rental expense is included in the table below. Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31
2015	$104
2016	209
2017	16
2018	15
Thereafter	3

Total	$347

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

The substantial majority of our current sales are in the small wind subset of the distributed wind market in Italy, the U.K. and the U.S., a market which commonly consists of turbines with rated capacities of 500 kW output or smaller. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 550 of these turbines. To date, these shipped units have run for over eight and a half million hours in the aggregate.

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

We have been developing our power converter technology since the early 2000s and currently sell our MW power converters under the branded name of FlexPhase. We have offerings that range in size from 500 kVA to 2.0 MVA, and that can be readily paralleled for applications of 5 MW and above. Our power converters are modular in nature allowing for a common platform to service multiple applications. As of September 30, 2015, we have deployed over 100 MW of wind related products based on this technology and intend to commercialize sales of these products outside of the wind industry for applications such as microgrids and grid storage.

In addition to wind turbine and power converter development, we provide technology development services to customers to develop products and technology for a variety of complex energy applications, including energy storage, microgrids, and grid stabilization. While the customer owns the developed technology for a limited field of use, we typically maintain a license for all other applications and all other markets. While we do not expect material revenue from these services, they fund the expansion of our intellectual property portfolio and support the development of proprietary products.

For the three months ended September 30, 2015 and 2014, respectively, we generated $16.7 million, and $15.0 million in revenue. For the three months ended September 30, 2015 and 2014 we incurred net losses of $0.5 million, and $0.3 million, respectively. We have an accumulated deficit of $167.1 million as of September 30, 2015.

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

On January 6, 2015, we announced that we had filed a registration statement with the SEC relating to a proposed initial U.S. public offering of our common shares. Due to unfavorable market conditions, we decided in February 2015 not to proceed with that offering.

How We Conduct Our Business

We manage our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, other products produced and sold to customers, as well as in the future our direct sales of utility-class turbines. This business line reflects 86% and 81% of our revenues for the three and nine months ended September 30, 2015, respectively, and 82% and 92% for the three and nine months ended September 30, 2014, respectively.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 6% and 10% of our revenues for the three and nine months ended September 30, 2015, respectively, and 13% and 6% for the three and nine months ended September 30, 2014, respectively.

•	Technology Development — Included in this business line is our development of technology for specific customer needs. This business line reflects 8% and 9% of our revenues for the three and nine months ended September 30, 2015, respectively, and 5% and 2% for the three and nine months ended September 30, 2014.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

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

Our international revenue was $15.8 million and $32.7 million for the three and nine months ended September 30, 2015, respectively and $11.8 million and $37.5 million for the three and nine months ended September 30, 2014, respectively, representing 95%, 87%, 78% and 88% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which increased to 47% of total revenues for the three months ended September 30, 2015 as compared to 22% of total revenues for the same period in 2014 and decreasing to 38% of total revenues for the nine months ended September 30, 2015 as compared to 12% of total revenues for the same period in 2014. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability. In October 2015, we began employing hedging strategies to reduce currency fluctuation risk.

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

Deferred Revenues

We believe that deferred revenue is a leading indicator of our revenue performance. We present values on our balance sheet as deferred revenue at such time as cash has been collected from our customer and certain aspects of the earnings process have been completed but recognition as revenue has not been achieved in conformity with GAAP. Each of our three customer facing lines typically has deferred revenue balances, including:

•	Product Sales and Service — When sales of our products involve transferring title of the equipment at delivery, which we have determined to be the correct point for recognition of revenue, we present products which have been produced and billed but not delivered as deferred revenue. We also defer the recognition of revenue for our operations and maintenance services that are performed over a period of time; revenue from such contracts is recognized ratably over the contract period. We present cash values collected from customers of such contracts, net of the related recognized revenue, as deferred revenue.

•	Technology Licensing and Technology Development — Our license and technology development agreements frequently result in our collection of cash for our delivery of certain milestones; however, such milestones do not always reflect the culmination of the earnings process and we therefore present the related cash collections as deferred revenue.

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

Factors Affecting Our Results of Operations

We believe that the most significant factors that affect our financial performance and results of operations are as follows:

UK and Italian Government Feed-in-Tariff and Blade Supply Impact on Near-term Results

In August 2015, the U.K. Department of Energy and Climate Change commenced a process to solicit comments on a proposed 60% reduction to the feed-in-tariff for wind turbines ranging in capacity from 50 kW to 1.5MW. If enacted, this reduction would be effective on January 1, 2016. Although we cannot be certain whether this or other changes to the U.K. feed-in-tariff will be enacted, we expect the current uncertainty to drive increased orders in the fourth quarter of 2015. If the change to the feed-in-tariff is enacted as proposed, this could have a negative impact on orders in the U.K. market in 2016, and a corresponding adverse effect on our financial results in one or more fiscal quarters during 2016.

In November 2014, the Italian governmental authorities announced that a clarification of the feed-in-tariff applicable to distributed-class turbines would be issued in the near term. The Italian feed-in-tariff currently runs until December 31, 2015 and under the current law will automatically extend until December 31, 2016. With drafts of the revision of the feed-in-tariff law being circulated in June, indication is that a revised feed-in-tariff decree that will be valid until December 31, 2016 may be announced and published shortly. The ongoing uncertainty caused a portion of our Italian order negotiations to be delayed. Despite this uncertainty, the pace of order closures in Italy continued to be strong in our third quarter, although delay in final implementation of this extension had a corresponding adverse effect on our revenue, net income, earnings per share and gross margin for the nine months ended September 30, 2015. In the beginning of 2015, we committed a large amount of our working capital to build up substantial inventory in anticipation of distributed-class turbine orders for the Italian market. During the quarter ended September 30, 2015, we began to see a reduction in our committed working capital as order activity in the Italian market began to increase. There are further indications that the Ministry of Economy will implement a new feed-in-tariff law in June 2016 that supports small wind deployment from January 2017 until December 31, 2020.

Our revenue during the nine months of 2015 was negatively impacted by our primary supplier of blades ceasing operations, which occurred in February 2015, and our resulting decision to transition to two new suppliers. As of the end of our third quarter, these new blade suppliers are effectively producing and supplying blades but at an increased cost to us from our prior supplier. We currently believe that the majority of the cost of our blade supply transition has been incurred but we expect certain continued increased costs to exist, which will have a limited adverse effect on our net income, earnings per share and gross margin for the remainder of 2015.

Foreign Currency Fluctuations Could Impact Profitability

A substantial amount of our business in 2015 could be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. This can result in a significant proportion of our receivables being denominated in foreign currencies. While a majority of our costs will be in the U.S. dollar, we do incur a portion of our costs in euros, Chinese renminbi, Canadian dollars, Swiss francs and British pounds. In addition, we expect to be entering into extended duration operations and maintenance contracts, which would obligate us to perform services in the future based upon currently negotiated non-U.S. dollar denominated pricing terms. Although we are pursuing economic hedging strategies, including increasing our euro-denominated costs and entering into euro-based forward contracts, there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on our revenues and delay our achieving profitability.

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

Government Policies Including Incentives, Tariffs, Taxes and Duties Affecting the Wind Power Sector

Government incentives continue to be one of the main drivers for developing wind energy technology and increasing capacity. Although government support programs differ from country to country, a number of countries have implemented incentive schemes, thus providing various types of subsidies and long-term tariffs to wind power developers. Historically, we and our customers have benefited from fiscal benefits applicable to investments in the wind power industry by federal, state and local governments in the U.S. and Europe. Changes in these policies have affected, and will continue to affect, the investment plans of our customers and us, as well as our business, financial condition and results of operations.

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our turbines and our distributed-class turbines are well suited for these installations, our orders for distributed-class turbines increased in the nine months ended September 30, 2015 as compared to same period in 2014. The U.K. Government announced in September 2015 a 5% reduction to the feed-in-tariff for the period from October 1, 2015 until December 31, 2015, followed by a further decline of 60% as of January 1, 2016. As disclosed above, this announcement is under comment. The Italian feed-in-tariff currently runs until December 31, 2015 and under the current law will automatically extend until December 31, 2016. There are further indications that the Ministry of Economy will implement a new feed-in-tariff law in June 2016 that supports small wind deployment from January 2017 until December 31, 2020.

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

In addition to competition from other industry participants and to traditional fossil fuel sources, we face competition from other renewable energy sources such as solar power. The competition depends on the resources available within the specific markets. Although the cost to produce clean, reliable, wind energy is becoming more competitive, we must also compete with the production of solar power, hydroelectric, geothermal, and other forms of renewable energy. However, deregulation, legislative mandates for renewable energy, and consumer preference for environmentally more benign energy sources are becoming important factors in increasing the development of wind energy projects.

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

We generally engage two suppliers for each of our major components to minimize the dependency on any single supplier. We currently have certain critical components for which we only have a single source supplier. As noted above, the primary supplier of blades for our distributed-class turbines ceased operations in February 2015, and the resulting supply constraint had an adverse effect on our revenues for the nine months ended September 30, 2015. We have transitioned to two new suppliers and as of the end of our third quarter these new blade suppliers are effectively producing and supplying blades but at an increased cost to us from our prior supplier.

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

Investment in People

As of September 30, 2015, we had 109 full-time employees, a decrease of 7 full-time employees, or approximately 6%, from September 30, 2014. We must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2014 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2014 and the condensed consolidated statement of changes in shareholders’ equity as of the year ended December 31, 2014 were derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2015.

Share-based Compensation

We previously had four equity incentive plans. As a result of the RTO all of these plans were converted in substance to the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (“2014 NPS Corp Plan”), which was adopted in April 2014. The 2014 NPS Corp Plan provides for the grant of incentive stock options, non-statutory share options, and other types of share awards to our officers, employees, non-employee directors and consultants. 4,000,000 common shares are reserved for issuance upon the grant or exercise of awards under this plan.

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

Results of Operations of the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Overview

Our general activity during the three months ended September 30, 2015 was primarily focused on: expanding our order backlog of distributed turbines in key European markets, especially in Italy; optimizing our supply chain and operating profile to improve our margins; and continuing to expand our technology licensing and development business.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues from Product Sales and Service, Technology Licensing and Technology Development increased by $1.7 million, or 11%, to $16.7 million for the three months ended September 30, 2015 from $15.0 million for the three months ended September 30, 2014. Our overall backlog decreased to approximately $36 million at September 30, 2015 as compared to approximately $47 million at September 30, 2014. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,
	2015	2014	Change	% Change
Product Sales and Service	$14.3	$12.4	$1.9	15%
Technology Licensing	1.0	1.9	(0.9)	(47)
Technology Development	1.4	0.7	0.7	100

Total	$16.7	$15.0	$1.7	11%

Product Sales and Service

Product sales and service revenue increased by $1.9 million to $14.3 million for the three months ended September 30, 2015, from $12.4 million for the same period in 2014. The increase in our Product Sales and Service revenue was primarily attributed to recognizing higher revenue on sales of our distributed-class turbines which totaled $13.0 million for the three months ended September 30, 2015 as compared to $10.9 million and $0.9 million for turbines and non-turbine products, respectively, for the three months ended September 30, 2014. Related service revenue totaled $1.3 million for the three months ended September 30, 2015 and $0.6 million for the same period in 2014. We recognized revenue on 51 units for the three months ended September 30, 2015 as compared to 33 units for the three months ended September 30, 2014 This increase was partially offset by an increase in the U.S. dollar relative to the Euro over the periods resulted in lower revenue for the period ended September 30, 2015.

During the three months ended September 30, 2015, we executed 42 new distributed-class turbine sales orders. During the three months ended September 30, 2014, we executed 55 new distributed-class turbine sales orders. Our deferred revenue balance associated with Product Sales and Service at September 30, 2015 was $4.9 million which is included in the backlog value disclosed above. At September 30, 2014, such balance was $3.8 million.

Technology Licensing Revenue

Technology licensing revenue decreased by $0.9 million to $1.0 million for the three months ended September 30, 2015 from $1.9 million for the same period in 2014. This decrease is attributed to recognizing $0.6 million in royalty fees and $0.3 million in license fees related to our licensing agreement with a significant customer, as compared to $1.8 million in the same period for 2014. Our contract with this customer provides for payment of approximately $3 million in license fees and potentially in excess of $10 million in royalty revenues over time, for the license of our 2.X MW platform exclusively in Brazil and non-exclusively in the rest of South America. Our deferred revenue balance associated with Technology Licensing was $0 million as of September 30, 2015. At September 30, 2014, such balance was $0.9 million.

Technology Development Revenue

Technology development revenue increased by $0.7 million to $1.4 million for the three months ended September 30, 2015 from $0.7 million for the same period in 2014. This increase is attributed to recognizing $1.2 million of revenue related to a contract with a significant customer to develop a 3.3 MW turbine executed in 2014. We determined that the contract milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. There is a risk that costs could exceed billings in which case costs would be deferred until such time as the associated revenue is recognized. Deferred revenue would result when amounts billed exceed costs incurred under the contract. Our total deferred revenue balance associated with Technology Development was $0 million as of September 30, 2015. At September 30, 2014, such balance was $1.9 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively increased by $3.1 million or 30% in the three months ended September 30, 2015 to $13.3 million as compared to $10.2 million in the three months ended September 30, 2014.

A comparison of our costs of goods sold and cost of services for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,
	2015	2014	Change	% Change
Product Sales and Service	$12.6	$9.7	$2.9	30%
Technology Licensing	—	0.1	(0.1)	—
Technology Development	0.5	0.2	0.3	150
Unallocated	0.2	0.2	0.0	—

Total	$13.3	$10.2	$3.1	30%

Product Sales and Service Cost of Goods and Costs of Service Sold

Product sales and service cost for the three months ended September 30, 2015 increased by $2.9 million to $12.6 million for the three months ended September 30, 2015, from $9.7 million for the same period in 2014. The increase is attributable to recognizing cost of sale on 51 units in the three months ended September 30, 2015 as compared to 33 units for the same period in 2014. Although we have seen an improvement in costs in blades in the quarter ended September 30, 2015 compared to the quarter ended June 30, 2015, these costs were higher than the costs for blades incurred in the quarter ended September 30, 2014, as a result of our primary blade supplier ceasing operations in February 2015. These increases in cost were offset by certain cost reduction efforts and lower costs from non-turbine sales. Our cost of goods sold was $11.6 million for product sales along with $1.0 million of related service costs for the three months ended September 30, 2015 and $9.0 million for product sales and $0.7 million for related service costs for the same period in 2014.

Technology Licensing Cost of Service

Technology licensing cost of services for the three months ended September 30, 2015 decreased by $0.1 million to $0 million from $0.1 million for the same period in 2014. The decrease reflects reduced costs associated with license and royalty revenue in the three months ended September 30, 2015 as compared to 2014.

Technology Development Cost of Service

Technology development cost of services for the three months ended September 30, 2015 increased by $0.3 million to $0.5 million from $0.2 million for the same period in 2014. This increase is related to increased development activity with other parties.

Unallocated

The costs from unallocated expenses for the three months ended September 30, 2015 remained consistent at $0.2 million for the three months ended September 30, 2015 as for the same period in 2014.

Segment Gross Profit (Loss) (dollars in millions)

	Three Months Ended September 30,
	2015	2014	Change	% Change
Product Sales and Service	$1.7	$2.7	$(1.0)	(37)%
Technology Licensing	1.0	1.8	(0.8)	(44)
Technology Development	0.9	0.5	0.4	80
Unallocated	(0.2)	(0.2)	0.0	—

Total	$3.4	$4.8	$(1.4)	29%

Product Sales and Service

Gross profit from product sales and service for the three months ended September 30, 2015 decreased by $1.0 million to a profit of $1.7 million compared to a profit of $2.7 million for the same period in 2014. This change was principally due to the $2.9 million increase in cost of goods sold more than offsetting the $1.9 million increase in revenues of product sales for the three months ended September 30, 2015.

Technology Licensing

Gross profit from technology licensing for the three months ended September 30, 2015 decreased by $0.8 million to $1.0 million from $1.8 million for the same period in 2014. The decrease is principally due to lower revenue recognition in 2015 from third party licensing and royalty arrangements offset by lower related cost of sales.

Technology Development

Gross profit from technology development for the three months ended September 30, 2015 increased by $0.4 million to $0.9 million from $0.5 million for the same period in 2014, as higher revenues from contract technology development services were partially offset by an increase in cost of sales.

Unallocated

Gross loss from unallocated expenses for the three months ended September 30, 2015 was unchanged at ($0.2) million as compared to the same period in 2014.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $0.6 million or 38% to $0.7 million from $1.3 million for the three months ended September 30, 2015 as compared to the same period in 2014. This decrease reflects success of cost cutting efforts enacted during 2015.

Sales and Marketing

Sales and marketing expenses decreased by $0.1 million or 10% to $0.9 million for the three months ended September 30, 2015 from $1.0 million for the same period in 2014.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million or 30% to $1.6 million for the three months ended September 30, 2015 from $2.3 million for the same period in 2014. This decrease reflects success of cost cutting efforts associated with employee related and consulting costs, enacted during 2015.

Income/(loss) from Operations

Our income from operations decreased by $0.1 million to $0.1 million for the three months ended September 30, 2015 compared to $0.2 million for the same period in 2014. The decreased income is principally due to lower gross profit of $1.4 million offset by a $1.3 million decrease in operating expenses.

Segment Income (Loss) from Operations (dollars in millions)

	Three Months Ended September 30,
	2015	2014	Change	% Change
Product Sales and Service	$0.6	$0.6	$0.0	—%
Technology Licensing	0.9	1.7	(0.8)	47
Technology Development	0.9	0.6	0.3	50
Shared Service	(1.6)	(2.2)	0.6	27
Unallocated	(0.7)	(0.5)	(0.2)	(40)

Loss from operations	$0.1	$0.2	$(0.1)	50%

Product Sales and Service

Income from operations from product sales and service for the three months ended September 30, 2015 remained consistent at $0.6 million for the three months ended September 30, 2015 and for the same period in 2014.

Technology Licensing

Income from operations from technology licensing for the three months ended September 30, 2015 decreased by $0.8 million to $0.9 million compared to $1.7 million for the same period in 2014, due to a decrease in gross profit of $0.8 million from revenue license fees and royalties under our 2.X license agreement.

Technology Development

Income from operations from technology development for the three months ended September 30, 2015 increased by $0.3 million to $0.9 million compared to $0.6 million for the same period in 2014, due to an increase in development revenue resulting in higher margin in 2015.

Shared Services

Corporate shared general and administrative loss for the three months ended September 30, 2015 decreased by $0.6 million to ($1.6) million compared to ($2.2) million for the same period in 2014 principally due to decreased consulting and professional fees.

Unallocated

The loss from unallocated expenses for the three months ended September 30, 2015 increased by $0.2 million to ($0.7) million compared to ($0.5) million in the same period in 2014 due to a higher stock compensation.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions).

	Three Months Ended September 30,
	2015	2014	Change	% Change
Depreciation and amortization	$0.2	$0.2	$—	—%
Stock-based compensation	0.3	0.1	0.2	200
Other	0.2	0.2	—	—

Total charges	$0.7	$0.5	$0.2	40%

Other Expense and Income Tax Expense

Other expense increased by $0.1 million to $0.2 million for the three months ended September 30, 2015 as compared to $0.1 million for the same period in 2014. This increase is primarily the result of an increase in foreign currency loss expense in the three months ended September 30, 2015 when compared to the same time period in 2014.

Income tax expense was $0.4 million for the three months ended September 30, 2015 and $0.4 million for the same period in 2014.

Net Loss

Net loss increased by $0.2 million or 67%, to ($0.5) million for the three months ended September 30, 2015 from a net loss of ($0.3) million for the same period in 2014.

The increase in our net loss for the three months ended September 30, 2015, is primarily due to the increase in loss from operations of $0.1 million and an increase in other expense and income tax expense of $0.1 million.

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

Non-GAAP Adjusted EBITDA (Loss) (dollars in millions)

	Three Months Ended September 30,
	2015	2014
Net loss	$(0.5)	$(0.3)
Provision for income tax	0.5	0.4
Interest expense	0.0	0.1
Depreciation and amortization	0.2	0.2
Stock-based compensation	0.3	0.1
Non cash implied license revenue	(0.2)	—

Total noncash addbacks, net	0.8	0.8

Non-GAAP Adjusted EBITDA Income	$0.3	$0.5

Non-GAAP adjusted EBITDA was an income of $0.3 million for the three months ended September 30, 2015 and income of $0.5 million for the same period in 2014. The change in non-GAAP adjusted EBITDA income for the period ending September 30, 2015 is primarily attributable to a decrease in net income resulting from lower gross margins partially offset by lower operating costs as compared to the same period in 2014.

Results of Operations of the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Overview

Our general activity during the nine months ended September 30, 2015 was primarily focused on: expanding our order backlog of distributed turbines in key European markets, especially in Italy; stabilizing our supply chain for blades with two new suppliers; continued support of our release of our third generation products turbine which is projected to reduce our cost of the turbine while increasing energy capture; optimizing our supply chain and operating profile to improve our margins; and continuing to expand our technology licensing and development business. In addition, we pursued an equity capital raise in the first quarter; however, due to then current market conditions, we decided not to complete this capital raise at that time.

Our general activity during the first nine months of 2014 was primarily focused on: concluding our capital raise and public listing on the TSX; expanding our order backlog of distributed turbines in key European markets; continuing to expand our technology licensing and development business including closing a 3.3 MW development agreement with WEG; building our first prototypes of our next generation platform of our distributed class turbine which is projected to reduce our cost of the turbine while increasing energy capture; and expanding our key leadership resources to expand our sales efforts into new geographies.

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues from Product Sales and Service, Technology Licensing and Technology Development decreased by $5.2 million, or 12%, to $37.4 million for the nine months ended September 30, 2015 from $42.6 million for the nine months ended September 30, 2014. Our overall backlog decreased by 23% to approximately $36 million at September 30, 2015 as compared to approximately $47 million at September 30, 2014. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Product Sales and Service	$30.1	$39.0	$(8.9)	(23)%
Technology Licensing	3.9	2.5	1.4	56
Technology Development	3.4	1.1	2.3	209

Total	$37.4	$42.6	$(5.2)	(12)%

Product Sales and Service

Product sales and service revenue decreased by $8.9 million to $30.1 million for the nine months ended September 30, 2015, from $39.0 million for the same period in 2014. The decrease in our Product Sales and Service revenue was primarily attributed to recognizing lower revenue on sales of our distributed-class turbines which totaled $25.6 million along with a decrease in sales of our non-turbine products which totaled $1.8 million for the nine months ended September 30, 2015 as compared to $32.8 million and $4.7 million for turbines and non-turbine products, respectively, for the nine months ended September 30, 2014. Declines in distributed class and non-turbine revenues were partially offset by a $0.9 million increase in utility scale turbine revenue resulting from the sale of a prototype 2.2 MW unit during Q1 2015. Related service revenue totaled $2.7 million for the nine months ended September 30, 2015 and $1.5 million for the same period in 2014. We recognized revenue on 99 units for the nine months ended September 30, 2015 as compared to 110 units for the nine months ended September 30, 2014. The 11 unit decrease in turbine sales period over period reflects the recognition of revenue for certain distributed-class turbines which were delivered just after year-end 2013. In addition, the increase in the U.S. dollar relative to the Euro over the periods resulted in lower revenue for the latter period.

During the nine months ended September 30, 2015, we executed 113 new distributed-class turbine sales orders. During the nine months ended September 30, 2014, we executed 101 new distributed-class turbine sales orders. Our deferred revenue balance associated with Product Sales and Service at September 30, 2015 was $4.9 million which is included in the backlog value disclosed above. At September 30, 2014, such balance was $3.8 million.

Technology Licensing Revenue

Technology licensing revenue increased by $1.4 million to $3.9 million for the nine months ended September 30, 2015 from $2.5 million for the same period in 2014. This increase is attributed to recognizing $2.4 million in license and $1.4 million in royalty revenues related to our licensing agreement with a significant customer, as well as $0.1 million in license revenue from other customers. For the nine months ended September 30, 2014 revenues related to our licensing agreement with this customer were $1.5 million in license fees and $0.3 million in royalty revenues. Our contract with this customer provides for payment of approximately $3 million in license fees and potentially in excess of $10 million in royalty revenues over time, for the license of our 2.X MW platform exclusively in Brazil and non-exclusively in the rest of South America. Our deferred revenue balance associated with Technology Licensing was $0 million as of September 30, 2015. At September 30, 2014, such balance was $0.9 million.

Technology Development Revenue

Technology development revenue increased by $2.3 million to $3.4 million for the nine months ended September 30, 2015 from $1.1 million for the same period in 2014. This increase is attributed to recognizing $3.4 million of revenue related to a contract with a significant customer to develop a 3.3 MW turbine executed in 2014. We determined that the contract milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. There is a risk that costs could exceed billings in which case costs would be deferred until such time as the associated revenue is recognized. Deferred revenue would result when amounts billed exceed costs incurred under the contract. Our total deferred revenue balance associated with Technology Development was $0 million as of September 30, 2015. At September 30, 2014, such balance was $1.9 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively decreased by $3.3 million or 10% in the nine months ended September 30, 2015 to $31.0 million as compared to $34.3 million in the nine months ended September 30, 2014.

A comparison of our costs of goods sold and cost of services for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Product Sales and Service	$29.3	$32.6	$(3.3)	(10)%
Technology Licensing	0.3	0.6	(0.3)	(50)
Technology Development	0.8	0.3	0.5	167
Shared Service	0.1	0.1	0.0	—
Unallocated	0.5	0.7	(0.2)	(29)

Total	$31.0	$34.3	$(3.3)	(10)%

Product Sales and Service Cost of Goods and Costs of Service Sold

Product sales and service cost for the nine months ended September 30, 2015 decreased by $3.3 million to $29.3 million from $32.6 million for the same period in 2014. The decrease in product sales and service cost is primarily attributed to the recognition of a lower volume related to our distributed-class turbine sales and decreased sales of non-turbine products for the nine months ended September 30, 2015 as compared to the same period in 2014. Although we have seen an improvement in costs in blades in the nine months ended September 30, 2015, these costs were higher than the costs incurred as compared to the quarter ended September 30, 2014, as a result of our primary blade supplier ceasing operations in February 2015. In addition, we incurred one-time costs to transition to two new blade suppliers within the second quarter. Our cost of goods sold was $26.6 million for product sales along with $2.7 million of related service costs for the nine months ended September 30, 2015 and $30.6 million for product sales and $2.0 million for related service costs for the same period in 2014.

Technology Licensing Cost of Service

Technology licensing cost of services for the nine months ended September 30, 2015 decreased by $0.3 million to $0.3 million from $0.6 million for the same period in 2014. The decrease reflects reduced costs associated with license milestone and royalty revenue in the nine months ended September 30, 2015 as compared to 2014.

Technology Development Cost of Service

Technology development cost of services for the nine months ended September 30, 2015 increased by $0.5 million to $0.8 million from $0.3 million for the same period in 2014. This increase is related to increased activity related to development of a 3.3 MW turbine and an increase in development activity with other parties.

Shared Service

Shared service cost of services for the nine months ended September 30, 2015 remained consistent at $0.1 million compared to the same period in 2014. This reflects the success of cost cutting measures enacted in 2015.

Unallocated

The costs from unallocated expenses for the nine months ended September 30, 2015 decreased by $0.2 million to $0.5 million from $0.7 million for the same period in 2014. This reflects lower property depreciation as the production facility was sold in June 2014.

Segment Gross Profit (Loss) (dollars in millions)

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Product Sales and Service	$0.8	$6.4	$(5.6)	(88)%
Technology Licensing	3.6	1.9	1.7	89
Technology Development	2.6	0.8	1.8	225
Shared Service	(0.1)	(0.1)	0.0	—
Unallocated	(0.5)	(0.7)	0.2	29

Total	$6.4	$8.3	$(1.9)	(23)%

Product Sales and Service

Gross profit from product sales and service for the nine months ended September 30, 2015 decreased by $5.6 million to $0.8 million compared to $6.4 million for the same period in 2014. This change was principally due to a decrease in sales of distributed-class turbines and non-turbine products of $8.9 million, partially offset by lower cost of goods sold of $3.3 million in the nine months ended September 30, 2015.

Technology Licensing

Gross profit from technology licensing for the nine months ended September 30, 2015 increased by $1.7 million to $3.6 million from $1.9 million for the same period in 2014. The improvement is principally due to higher revenue recognition in 2015 from third party licensing and royalty arrangements along with lower related cost of sales.

Technology Development

Gross profit from technology development for the nine months ended September 30, 2015 increased by $1.8 million to $2.6 million compared to $0.8 million for the same period in 2014, principally due to higher revenues from contract technology development services provided to a significant customer and other third parties in 2014.

Shared Service

Gross loss from shared service for the nine months ended September 30, 2015 remained consistent at ($0.1) million as for the same period in 2014.

Unallocated

Gross loss from unallocated expenses for the nine months ended September 30, 2015 decreased by $0.2 million to ($0.5) million from ($0.7) million for the same time period in 2014.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $0.8 million or 23% to $2.7 million for the nine months ended September 30, 2015 as compared to $3.5 million for the same time period in 2014. The reduction in research and development expense is primarily the result of a decrease in consulting expense of $0.6 million and a decrease in other research and development costs of $0.2 million.

Sales and Marketing

Sales and marketing expenses increased by $0.7 million or 26% to $3.4 million for the nine months ended September 30, 2015 from $2.7 million for the same period in 2014. The increase in sales and marketing expenses was driven by an expansion in worldwide business development efforts and resources.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million or 1% to $6.7 million for the nine months ended September 30, 2015 from $6.8 million for the same period in 2014. The decrease in our general and administrative expenses is primarily explained by a $0.7 million reduction in consulting and professional fees partially offset by recognizing $0.6 million in expenses related to an uncompleted capital raise in 2015.

Loss from Operations

Our loss from operations increased by $1.5 million to ($6.3) million for the nine months ended September 30, 2015 compared to ($4.8) million for the same period in 2014. The increased loss is principally due to lower gross profit of $1.9 million, a $1.3 million decrease in consulting and professional fees, a $0.6 million increase in expenses related to an uncompleted capital raise, and a $0.3 million increase in other operating expenses.

Segment Income (Loss) from Operations (dollars in millions)

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Product Sales and Service	$(3.0)	$0.8	$(3.8)	(475)%
Technology Licensing	3.0	1.4	1.6	114
Technology Development	2.6	0.8	1.8	225
Shared Service	(7.0)	(6.1)	(0.9)	(15)
Unallocated	(1.9)	(1.7)	(0.2)	(12)

Loss from operations	$(6.3)	$(4.8)	$(1.5)	(31)%

Product Sales and Service

Loss from operations from product sales and service for the nine months ended September 30, 2015 increased by $3.8 million to a loss of ($3.0) million compared to income of $0.8 million for the same period in 2014 principally due to the decrease in gross profit of $5.6 million from decreased sales partially offset by decreased operating expenses of $1.8 million.

Technology Licensing

Income from operations from technology licensing for the nine months ended September 30, 2015 increased by $1.6 million to income of $3.0 million compared to $1.4 million for the same period in 2014, due to an increase in gross profit of $1.7 million from increased revenue from license fees and royalties under our 2.X license agreement, partially offset by an increase of $0.1 million in operating expenses for research and development expenses attributable to technology licensing in the nine months ended September 30, 2015.

Technology Development

Income from operations from technology development for the nine months ended September 30, 2015 increased by $1.8 million to $2.6 million compared to $0.8 million for the same period in 2014, due to an increase in gross profit of $1.8 million from increased development revenue in 2015.

Shared Services

Corporate shared general and administrative loss for the nine months ended September 30, 2015 increased by $0.9 million to ($7.0) million compared to ($6.1) million for the same period in 2014 principally due to expensing $0.6 million in costs related to an uncompleted capital raise and an increase in other corporate and shared services expenses of $0.3 million.

Unallocated

The loss from unallocated expenses for the nine months ended September 30, 2015 increased by $0.2 million to ($1.9) million from ($1.7) million as compared to the same period in 2014.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions).

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Depreciation and amortization	$0.6	$0.8	$(0.2)	25%
Stock-based compensation	0.7	0.7	0.0	—
Other	0.6	0.2	0.4	200

Total charges	$1.9	$1.7	$0.2	12%

Other Expense and Income Tax Expense

Other expense for the nine months ended September 30, 2015 increased by $0.1 million to $0.4 million from $0.3 million as compared to the same time period in 2014. This increase is primarily the result of an increase in foreign currency loss expense in the nine months ended September 30, 2015 when compared to the same time period in 2014. Income tax expense increased to $1.2 million for the nine months ended September 30, 2015 as compared to $0.4 million for the same period in 2014. The increase is the result of Brazilian tax expense incurred on certain license and royalty revenue earned in Brazil in 2015.

Net Loss

Net loss increased by $2.4 million or 44%, to ($7.9) million for the nine months ended September 30, 2015 from a net loss of ($5.5) million for the same period in 2014. The increase in our net loss for the nine months ended September 30, 2015, is primarily due to the increase in loss from operations of $1.5 million and an increase in other expense and income tax expense of $0.9 million.

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

Non-GAAP Adjusted EBITDA (Loss) (dollars in millions)

	Nine Months Ended September 30,
	2015	2014
Net loss	$(7.9)	$(5.5)
Provision for income tax	1.2	0.4
Interest expense	0.1	0.4
Depreciation and amortization	0.6	0.8
Stock-based compensation	0.7	0.7
Non-cash implied license revenue	(0.6)	—

Total noncash addbacks, net	2.0	2.3

Non-GAAP Adjusted EBITDA Loss	$(5.9)	$(3.2)

Non-GAAP adjusted EBITDA was a loss of ($5.9) million for the nine months ended September 30, 2015 and ($3.2) million for the same period in 2014. The change in non-GAAP adjusted EBITDA loss is primarily attributable to an increase in net loss resulting from lower sales for the period ending September 30, 2015 as compared to the same period in 2014 as well as $0.6 million of costs related to the uncompleted capital raise.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data (dollars in millions)

	Nine Months Ended September 30,
	2015	2014
Net loss	$(7.9)	$(5.5)
Net cash used in operating activities	(6.2)	(12.0)
Net cash (used in) provided by investing activities	(1.3)	0.5
Net cash provided by financing activities	0.0	23.2

Cash and Cash Equivalents

As of September 30, 2015, we had cash and cash equivalents of $5.7 million of which $0.3 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $16.3 million of which $0.3 million was held by a foreign subsidiary for the same period in 2014.

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

For the nine months ended September 30, 2015, net cash used in operating activities decreased by $5.8 million to $6.2 million from $12.0 million for the nine months ended September 30, 2014. The decrease in cash used in operating activities for 2015 is primarily due to the net loss incurred partially offset by the effect of changes in assets and liabilities resulting in a cash inflow of $1.8 million. Included in these changes were a decrease of $2.1 million in other assets, an increase of $2.0 million in accounts payable, and a decrease of $0.7 million in inventories partially offset by, a $1.3 million increase in accounts receivable and $1.7 million of changes in other balance sheet accounts. These changes in cash from operations were funded in part by the $4.0 million draw on the line of credit noted below.

Investing Activities

Net cash (used in) provided by investing activities was ($1.3) million for the nine months ended September 30, 2015 as compared to $0.5 million for the same period in 2014. Cash used in investing activities consisted of purchasing certain equipment required to maintain operations, while 2014 included cash proceeds from the sale-leaseback of the building.

Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities was $0.0 compared to net cash provided of $23.2 million for the nine months ended September 30, 2014. We had repayments of ($4.0) million and borrowings of $4 million on our working capital revolving line of credit for the period ended September 30, 2015, while the 2014 period included proceeds from the private placement offering and borrowings of $4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at September 30, 2015.

Contractual Obligations

As described below, our long-term debt obligations were zero as of September 30, 2015 and December 31, 2014. We have $4.0 million outstanding on our working capital revolving line of credit and a $0.6 million outstanding performance letter of credit and warranty guarantee, as of September 30, 2015, which is described below in the Comerica Credit Facility section.

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

We previously had a mortgage on our production facility with the Vermont Economic Development Authority, or VEDA. The VEDA mortgage was a variable interest rate loan bearing interest of 3.75%, maturing on October 6, 2015. During June 2014 we sold the facility and paid off the mortgage obligation. There were no early payment penalties on the mortgage. Contemporaneously, we leased the facility back from the buyer for a five year term. We have the right to terminate the lease without penalty upon at least nine months’ prior notice effective at the end of the second, third or fourth year of the lease term.

Comerica Credit Facility

Our working capital line of credit is $6.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. The credit facility is scheduled to mature on September 30, 2016. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of September 30, 2015 and September 30, 2014, we had $4.0 million and $0 million, respectively, outstanding on the working capital revolving line of credit. At September 30, 2015, we had a net maximum supported borrowing base of $0.3 remaining. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At September 30, 2015, we had $0.6 million of such performance and warranty guarantees outstanding with four customers.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.5 million at all times. At September 30, 2015, we had unencumbered liquid assets having a value of $5.4 million.

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

For the nine months ended September 30, 2015, we were in compliance with all covenants under this credit facility.

Our current line of credit expires on September 30, 2016. Based on our ability to service our debt and relationship with our lender we believe that we will be able to renew our line of credit prior to September 30, 2016 or obtain alternative financing. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Company as defined by 229.10(f)(1)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Based on the evaluation of our financial reporting controls, our Chief Financial Officer and Chief Executive Officer concluded that, our financial reporting controls were not effective as of September 30, 2015. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 26, 2015, the Company received a continuous disclosure review letter issued by the British Columbia Securities Commission related to certain of our recent periodic filings. We have responded to this letter and, as of the date of the filing of this quarterly report, we do not expect that any amendments to our prior filings will be required.

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

Northern Power Systems Corp.
(Registrant)

Date: November 12, 2015	By:	/s/ Troy C. Patton
Troy C. Patton
Chief Executive Officer

Date: November 12, 2015	By:	/s/ Ciel R. Caldwell
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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014 and (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).