Form 10-K
period 2015-12-31
Northern Power Systems Corp.
filed 2016-07-25
CIK 1605997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of common shares held by non-affiliates of the registrant based on the price at which the common shares were last sold as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, and based on an exchange rate of CDN $1.24 per $1.00, was approximately $6.6 million. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

As of July 15, 2016, there were 23,173,884 shares of the registrant’s common shares, no par value, outstanding.

EXPLANATORY NOTE

Overview of Restatement

In this Annual Report on Form 10-K, Northern Power Systems Corp. (the “Company” or “Northern Power”):

(a)	restates its Consolidated Balance Sheet as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity (Deficiency) for the fiscal years ended December 31, 2014 and 2013;

(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to the fiscal year ended December 31, 2014; and

(c)	restates its Unaudited Quarterly balance sheets, statements of operations and cash flows for the applicable fiscal quarters in the fiscal years ended December 31, 2015, 2014 and 2013.

Background and Summary of Restatement

In March 2016, Northern Power approached the Securities and Exchange Commission’s (“SEC”) Corporate Finance Division on a no-names basis to obtain guidance on the proper accounting treatment for certain international turbines sales. Specifically, we sought guidance on the proper timing of revenue recognition with respect to turbines purchased by customers outside the United States (“International Turbine Sales”). For such sales, the Company’s standard practice had been to recognize revenue at the time the turbine is shipped from our manufacturing facility in Vermont. At that point, title and risk of loss has transfered to the customer and a significant portion of cash has been collected. For many deliveries to our international customers, the turbine is shipped to a third party logistics warehouse in the same country as the installation site, in which Northern Power rents space (the “Logistics Warehouse”), and where turbines are maintained while certain logistics events can be completed by customs and the customer (inspection, payment of VAT, duties, etc. (“Logistic Events”)). In a number of cases, due to the time the turbine spends in overseas transit and clearing the Logistics Events, or due to a customer’s request to hold the product at the Logistics Warehouse or other delays in clearing the product through customs, revenue for certain International Turbine Sales was recognized in the fiscal quarter in which the turbine was shipped, but the turbine did not leave the Logistics Warehouse until a subsequent fiscal quarter.

The SEC’s Corporate Finance Division recommended that we seek formal SEC interpretation on the proper timing of revenue recognition for these International Turbine Sales. In April 2016, the Company submitted a letter request to the SEC’s Office of the Chief Accountant (the “OCA”) to obtain formal guidance on the proper accounting treatment for International Turbine Sales. In May 2016, the OCA responded to the Company’s letter request and, based on these discussions, we concluded that the Company should recognize revenue at the time the turbine is shipped from the Logistics Warehouse, not at the time of shipment from the Company’s Vermont manufacturing facility.

As a result, management and the Audit Committee concluded that the Company needs to restate previously issued financial statements for the fiscal years ending December 31, 2014 and December 31, 2013, and the quarters for the fiscal years ended 2015 and 2014, as well as certain quarters in 2013. The Company has determined that the restatement of the prior periods has no impact on the Company’s cash position or cash flow from operations. The restatement impact is disclosed in Notes 2 and 19 of the consolidated financial statements.

In addition to adjustments from the International Turbine Sales issue, the Company has also identified and recorded the impact of certain 2014 and 2013 adjustments which, due to their immateriality, were not previously recorded. Certain of these adjustments affect cost of goods sold, operating expenses and the provision for income taxes, as well as offsetting balance sheet accounts. Although deemed immaterial, these adjustments have been reflected in the accompanying consolidated financial statements.

In connection with its restatement, the Company and RSM US LLP, its independent auditors, identified and reported to the Company’s Board of Directors significant internal control matters that collectively constitute “material weaknesses.” Please see “Item 9A. Controls and Procedures” below for a description of these matters.

The Company does not anticipate amending its previously filed annual reports on Form 10-K or any quarterly reports on Form 10-Q, but rather, will be correcting the applicable financial statements in this Annual Report on Form 10-K. The consolidated financial statements and related consolidated financial information contained in previously filed reports, and all earnings, press releases and similar communications issued by us regarding any financial information for any period during fiscal years 2014 and 2013, and for all quarterly periods in 2015 and 2014 and the second, third and fourth quarters of 2013, should no longer be relied upon and shall be superseded in their entirety by this Annual Report on Form 10-K, including for the years ended December 31, 2014 and 2013.

The Company had engaged CohnReznick LLP (“CohnReznick”) to serve as its independent public accounting firm for the year ended December 31, 2013. CohnReznick was dismissed as the Company’s independent registered public accounting firm on September 11, 2014. Because the Company is restating previously issued financial statements for certain quarters and the fiscal year ending December 31, 2013, CohnReznick has been engaged to reissue its report on the revised financial statements for 2013. CohnReznick’s report appears in this document together with: 1) the audit opinion of the Company’s current accounting firm RSM US LLP; and 2) the audited financial statements, shown in Part II, Item 8 “Financial Statements and Supplementary Data”.

For more information regarding the restatement, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 8, Notes to Consolidated Financial Statements, Note 2 “Restatement of Previously Issued Consolidated Financial Statements,” and Note 19, “Selected Quarterly Financial Information,”; and Part II, Item 9A, “Controls and Procedures”.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition or results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K . Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include statements about:

•	our ability to compete with other companies that are developing or selling products and services that are competitive with ours;

•	our ability to grow our active customer base;

•	our ability to establish new partnerships;

•	our ability to expand into new markets;

•	our ability to maintain or source third-party manufacturing and supply chains;

•	the timing of expected announcements regarding feed-in-tariff and other governmental programs;

•	our ability to attract and retain key personnel; and

•	other factors discussed elsewhere in this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K also contains statistical data, estimates and forecasts that are based on independent industry publications or other publicly available information, while other information is based on our internal sources. Although we believe that these third-party sources referred to in this Annual Report on Form 10-K are reliable, we have not independently verified the information provided by these third parties. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under “Risk Factors.”

Unless the context otherwise requires, the terms “we,” “us,” “the Company” and “our” in this Annual Report on Form 10-K refer to Northern Power Systems Corp. and its subsidiaries.

PART I

Item 1.	Business

Company Overview

We are a provider of advanced renewable power creation and power conversion technology for the energy sector. We design, manufacture and service next-generation permanent magnet direct-drive, or PMDD, wind turbines for the distributed wind market, and we license our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers on a global basis. We also provide technology development services for a wide variety of energy applications. With our predecessor companies dating back to 1974 and our new turbine development since 1977, we have decades of experience in developing advanced, innovative wind turbines, as well as technology for power conversion and integration with other energy applications.

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

The substantial majority of our current sales are in the small wind subset of the distributed wind market, which commonly consists of turbines with rated capacities of 500 kW output or smaller. Based on the number of turbines that we have sold and installed to date, we consider ourselves a leader in the U.S., U.K., and Italy in the larger energy output sub-segment of this market, which comprises turbines ranging in size from 50 kW to 100 kW. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 600 of these turbines. To date, these shipped units have run for over eleven million hours in the aggregate. Our distributed wind customers include financial investors and project developers which deploy our turbines to provide power for farms, remote villages, schools, small businesses, and U.S. military installations.

We have developed a 2 MW turbine platform with three wind-speed regime variants based upon our PMDD technology, of which the 2.3 MW variant is certified to International Electrotechnical Commission, or IEC, standard 61400-1 by Det Norske Veritas, or DNV, a globally recognized certification firm. In 2013, we launched a strategy of partnering with large-scale manufacturers in developing regions, starting with a multi-billion dollar (in revenue) industrial equipment manufacturer based in Brazil, WEG Equipamentos Elétricos S.A., or WEG. We have licensed our technology to WEG exclusively for Brazil, but retain our right to sell Northern Power-branded utility-class turbines produced by WEG on a rest-of-world basis. WEG has accumulated a backlog of orders comprising over 600 MW of turbines built using our design.

In May 2016, based on market trends and emerging market opportunities, we announced that we are increasing our focus on distributed energy solutions, including the design, manufacture, sale, and servicing of distributed wind turbines and integrated migrogrid and distributed energy storage solutions. We also announced that we are exploring opportunities to further monetize the Company’s investment in our utility scale wind business and technology, including potentially selling the Company’s utility wind division.

We have been developing our power converter technology since the early 2000s and currently sell our MW power converters under the branded name of FlexPhase. These products are supplied as part of our distributed wind and utility class turbines, and also sold independently for use in microgrids and energy storage projects. Our power converters are modular in nature allowing for a common platform to service multiple applications. As of December 31, 2015, we have deployed over 100 MW of products based on this technology, primarily in connection with our wind turbine designs. Our intention is to commercialize sales of our power converters outside of the wind industry, such as the battery energy storage system (BESS) market.

In addition to wind turbine and product development, we provide technology development services to customers to develop products and technology for a variety of complex energy applications, including energy storage, microgrids, and grid stabilization. While the customer owns the developed technology for a limited field of use, we typically maintain a license for all other applications and all other markets. While we do not expect material revenue from our development services, these services fund the expansion of our intellectual property portfolio.

For the years ended December 31, 2015, 2014 and 2013, we generated $54.0 million, $54.0 million, and $18.6 million in revenue, respectively. For the years ended December 31, 2015, 2014 and 2013 we incurred net losses of $7.8 million, $8.8 million, and $14.6 million, respectively.

We are headquartered in Barre, Vermont, and lease additional office space in Waltham, Massachusetts, Zurich, Switzerland, Bari, Italy, and Cornwall, U.K. We were originally incorporated in Delaware on August 12, 2008 as Wind Power Holdings, Inc., or WPHI. In February 2014, WPHI filed a Registration Statement on Form 10 (File No. 001-36317) with the SEC to register the shares of common stock of WPHI, which became effective on June 3, 2014. On April 16, 2014, we (as WPHI) completed a reverse takeover transaction, or RTO, with Mira III Acquisition Corp., or Mira III, a Canadian capital pool company incorporated in British Columbia, Canada, whereby all of the equity securities of WPHI were exchanged (as described below) for common shares and restricted voting shares of Mira III, which became the holding company of our corporate group. In connection with the RTO, Mira III changed its name to Northern Power Systems Corp., the WPHI business became Mira III’s operating business, the WPHI directors and officers became Mira III’s directors and officers, and the WPHI historical consolidated financial statements included in this Annual Report on Form 10-K became the historical consolidated financial statements of Northern Power Systems Corp.

Upon completion of the RTO, Northern Power Systems Corp. succeeded to WPHI’s status as a reporting company under the U.S. Securities and Exchange Act of 1934, as amended, or the Exchange Act, which permits us to continue to prepare our financial statements in accordance with generally accepted accounting principles in the U.S., or GAAP. Also in connection with the RTO, we completed a CDN$24.5 million private placement whereby we issued 6,125,000 subscription receipts, and our common shares were listed on the Toronto Stock Exchange under the Symbol “NPS”.

Our Products and Services

We have three operating business lines, which include product sales and service, technology licensing, and technology development, in addition to a shared services segment.

Product Sales and Service

Distributed Wind

We have developed two wind turbine platforms for the distributed wind market which we manufacture and sell on a global basis. Our 100 kW and 60 kW turbines, which we market under the names NPS 100 and NPS 60, generate electricity for use by farms, remote villages, schools, small businesses and U.S. military installations. These wind turbines are currently generating electricity in the U.S., U.K., Italy, Canada, South Korea, and certain Caribbean nations, including the Bahamas and the U.S. Virgin Islands. The NPS 100-21 is designed for high wind sites and is also available in an Arctic configuration for use in extreme temperatures. The NPS 100-24 is designed to deliver optimal power generation in low to moderate wind speeds. For the European market, we offer the NPS 60 turbine, which is designed to capture optimal power generation at lower wind speeds and targeted at markets where grid connection capacity is a constraint. All of our distributed-class wind turbines are available with three different tower heights to maximize the benefits from siting conditions and comply with permitting requirements.

Our third generation of turbines has a larger swept area and superior aerodynamic blade technology over our previous models, which, based on our engineering modeling, yields improvements in energy capture of approximately 15% over our second generation turbine. It also reduces our customers’ total cost of ownership as the cost of installation has reduced. In addition, we designed the turbine nacelle to be smaller and require fewer components, and as such we project it will reduce our costs to produce the turbines.

Our customers are typically responsible for installing turbines they purchase from us, and we generally perform commissioning services to ensure that the turbine has been properly installed and is ready to begin generating power upon installation. In some instances, particularly in Italy, we also provide installation services. In those cases, we contract with third-party professional companies to perform the turbine installation. We typically provide a two-year warranty for our wind turbines that commences after commissioning and offer three more years of extended warranty for an additional charge. During the warranty period, we monitor the turbines 24 hours a day and cover parts and labor for unscheduled repairs and replacement.

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

For customers who purchase more than a certain number of turbines and enter into an O&M agreement with us, we guarantee that the availability of the customer’s fleet of our wind turbines will exceed a specified percentage on an annual basis. The availability is typically defined as a percentage equal to the total number of hours that a wind turbine is or would be ready and available for operation and the production of energy but for scheduled maintenance, grid unavailability and wind speed and weather conditions falling outside of operation range, divided by the total hours in a year. Furthermore, during the warranty period and the term of the O&M agreement, we typically also guarantee for these customers that at any wind speed, the annual average power output of our wind turbines will be a specified percentage of their designed power output at the same wind speed. We are generally obligated to pay a monetary damage of up to 10% of the purchase price of the wind turbine in case of non-performance or underperformance. To date, we have not had to pay any significant monetary damages for non-performance or underperformance.

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

Based on the success of our prototypes, in 2013, we entered into a strategic partnership with WEG pursuant to which we licensed our 2.1 MW, 2.2 MW and 2.3 MW turbine designs to WEG in Brazil on an exclusive basis and in the rest of South America on a non-exclusive basis.

In May 2016, we announced that we are exploring opportunities to further monetize the Company’s investment in our utility scale wind business and technology, including potentially selling the Company’s utility wind division.

Power Converters

In addition to wind turbines, we have begun commercialization of power converters based on our proprietary FlexPhase technology for complex energy applications ranging from 500 kW to over 5 MW. These energy applications include both grid-connected and off-grid energy storage markets as well as microgrid applications, grid stabilization and power quality enhancement. FlexPhase is our modular power converter platform and uses a proprietary architecture to reduce stress on critical power components. We have upgraded our FlexPhase converter platform such that it can better integrated into BESS applications. We will continue to review our performance within these various applications and markets to determine the appropriate level of resources we commit.

Services

We provide technical support for our SmartView supervisory control and data acquisition system. SmartView is a remote monitoring and control system which we developed to allow users to monitor and manage system operation, issue control commands, respond to faults and alarms, and capture energy system data.

Technology Licensing

WEG Equipamentos Elétricos S.A. (WEG)

Under a 2013 license agreement with WEG, we have provided WEG with the designs for our 2.1 MW, 2.2 MW and 2.3 MW wind turbines. Our contract with this customer provides for payment of $3.4 million in milestone-based license fees. The company also expects to recognize approximately $10 million to $15 million in revenue for royalties on turbines shipped by WEG over a period of time not to exceed ten years for the license of our 2.X MW platform exclusively in Brazil and non-exclusively in the rest of South America. As of the date of this filing, WEG has paid the Company $3.4 million in license fees and approximately $2.0 million in royalties. We have completed a number of technology transfer milestones under this agreement, and WEG has accumulated a backlog of orders comprising over 600 MW of turbine installations for the sale of turbines built using our design. The agreement will automatically extend for an additional five years at the completion of the initial five-year term, but WEG’s continuing exclusivity in Brazil is dependent on WEG selling a minimum number of turbines during the initial term.

Technology Development Services

Our engineering team provides technology development services that are targeted to the global wind power market as well as other advanced energy markets. Our team of engineers has cultivated deep expertise in the power sector by leveraging decades of power systems and wind turbine design, manufacturing and deployment experience with core competencies in power electronics, testing, and diagnostics. Applications of our technology development services have included energy storage, microgrids, and grid stabilization and have been delivered to a wide range of industries. Our customers own the developed technology for a limited field of use, but we typically maintain a license for all other applications and all other markets. While we do not expect material revenue from these services, these services fund the expansion of our intellectual property portfolio.

In February 2014, we entered into a development agreement with WEG to design and develop a 3.3 MW wind turbine. The Agreement provided that WEG will have the right to manufacture and sell turbines built based on this design on an exclusive basis in South America, Central America (excluding the Caribbean) and sub-Saharan Africa. The development agreement provides for milestone-based development fees payable to us by WEG.

Shared Services

Our shared services segment represents our general and administrative departments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Conduct Our Business — Shared Services.”

Wind Industry Overview

Wind power has been one of the fastest growing sources of electricity generation globally over the past decade. According to the International Energy Agency, or IEA, in its 2014 Annual Report, wind power currently provides nearly 5% of global electricity with installations in over 100 countries. The Global Wind Energy Council, or GWEC, in its Global Wind Statistics 2014 report, states that installed capacity of wind power deployments globally has increased more than 300% since 2008. The growth in the industry is largely attributable to increasing cost competitiveness with other power generation technologies and growing public and governmental support for renewable energy driven by concerns regarding the security of conventional fossil fuel energy supply, as well as the environmental benefits of wind power. National targets for wind and other renewables are also driven by individual countries’ efforts to produce energy domestically, increase employment, build domestic industries, and replace other forms of power generation, such as coal and nuclear.

As global demand for electricity generation from wind power has increased, technology enhancements — supported by government incentives — have yielded increased power output while the cost of wind power has dropped by more than 90% since the 1980s, according to the Revolution Now 2014 Update (October 2014) report, or the Revolution Now report, by the U.S. Department of Energy, or the DOE. According to the Renewables 2015 Global Status Report, or the 2015 Renewables Report, published by the Renewable Energy Policy Network, or REN21, wind generated more than 20% of electricity in several countries, including: Denmark, Nicaragua, Portugal, and Spain.

The majority of this wind power expansion is currently being driven by installations of utility-class wind turbine farms. These farms generate electricity to feed into the electrical grid, supplying a utility company with energy that can be sold to customers. The utilities that purchase such power still have additional costs to deliver the electricity to the source of use. As such, utility-class power costs are measured as only costs to generate power.

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

A subset of the distributed wind market is the small wind market, with small wind turbines commonly defined as those with rated capacities between 1 kW and 500 kW. According to the DOE’s 2014 Distributed Wind Market Report (August 2015), or the DOE Distributed Wind Report, distributed wind applications of all sizes accounted for 68% of the nearly 109,000 total wind turbines deployed in the U.S. since 2003, with small wind turbines representing 99% of the distributed wind market in number of actual units deployed. We currently sell distributed wind turbines with rated capacities of 60 kW and 100 kW. We estimate that our current target addressable market in distributed wind is approximately 50% of the markets in the U.K. and Italy, and 20% of the market in the U.S. We believe there are addressable geographic markets for our distributed wind products outside of these three geographic markets, and to date have sold products in certain of these other geographies such as the Caribbean, South Korea and the Middle East, but we are not able to estimate the size of these markets.

Both utility and distributed wind energy generation have seen comparable improvements in technology driving their cost effectiveness and expanding adoption.

In 2015, Lazard released the ninth version of its Levelized Cost of Energy analysis, or LCOE, an in-depth study of Alternative Energy costs compared to conventional generation technologies. The analysis demonstrates costs of generating electricity from all forms of renewable energy continue to decline. Over the last six years, the LCOE has shown wind power becoming increasingly cost-competitive, with a 61% decrease in LCOE $/MWh on an unsubsidized basis. Despite large decreases in the cost of natural gas, since last year’s LCOE, wind power remains a cost competitive complement to traditional generation technology. Lazard’s new study, Levelized Cost of Storage, or LCOS, complements LCOE. Although the market for energy storage systems is still in its formative stage, much like the renewable energy industry of eight years ago, we believe that rapid declines in costs are expected to achieve significant price decreases over the next five to seven years. We expect that falling prices should in turn drive wider deployment, and spur further innovation that could expand the use of renewable energy.

Key Drivers of Demand for Wind Power and Power Systems

We believe the following factors have driven, and will continue to drive, the growth of wind power globally:

Requirement for New Electricity Generating Capacity

The IEA in its World Energy Outlook 2015 Factsheet expects demand for global net electricity generation to increase by one-third from 2013 to 2040. In the U.S. and Canada, in addition to the required new electricity generating capacity associated with this growth, we believe that further capacity additions will be required to replace aging fossil fuel-fired and nuclear power projects. With the current low natural gas price environment, and increased sensitivity regarding environmental concerns, it is expected that natural gas and renewable energy, including wind power, will be the future choice for new electricity generating capacity.

Governmental Policies and Incentives

Government incentives continue to be one of the main drivers for developing wind energy technology and increasing capacity. Although government support programs differ from country to country, a number of countries have implemented incentive schemes, thus providing various types of subsidies to wind power developers and long-term tariffs. Historically, we and our customers have benefited from fiscal incentives applicable to investments in the wind power industry by federal, state and local governments in the U.S. and Europe. Changes in these policies have affected, and will continue to affect, the investment plans of our customers and us, as well as our business, financial condition and results of operations.

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our distributed-class turbines well suited for these installations, our orders for distributed-class turbines have increased. The Italian authorities have extended the feed-in-tariff until December 31, 2016 with an ability to grid connect turbines and an eligibility to the current feed-in-tariff until June 30, 2017. However, published information from the U.K. indicates that the feed-in-tariff rates and deployment caps by rated capacity have declined as of October 2015 and will decline further on a quarterly basis.

In the U.S., in December 2015, the Consolidated Appropriations Act, 2016 extended the production tax credit (“PTC”) and the permission for PTC-eligible facilities to make an irrevocable claim to the investment tax credit (“ITC”) in lieu of the PTC through the end of 2016 (and the end of 2019 for wind facilities). Prior to the legislation, the PTC had expired on December 31, 2014; however, the effective date for the new legislation is retroactive, with an effective date of January 1, 2015. The PTC will be determined annually based on the inflation-adjusted factor used by the IRS. The PTC will be $0.023/kWh for wind in 2016. The legislation also created a phase-down in the PTC and ITC amounts for wind facilities commencing construction in 2017, 2018, or 2019 of 20%, 40% and 60%, respectively.

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

Continued Improvements in Wind Power Technologies

Wind turbine technology has evolved significantly over the last 20 years and technological advances are expected to continue in the future. These technological advances include:

•	advances in wind power generation technology, particularly the introduction and advancement of permanent magnet direct-drive wind turbines, which have increased power production and efficiency per turbine;

•	advances in wind turbine blade aerodynamics and development of variable speed generators to improve conversion of wind energy to electricity over a range of wind speeds, resulting in higher capacity factors and increased capacity per turbine;

•	advances in turbine height, resulting in the ability to benefit from greater wind speeds at higher elevations;

•	advances in remote operation and monitoring systems;

•	improvements in wind monitoring and forecasting tools, allowing for more accurate prediction of electricity generation and availability and for better system management and reliability; and

•	advances in turbine maintenance, resulting in longer turbine life.

Global Commitment to Reduce Climate Change

Growing Environmental Concerns

The growing concern over the environmental consequences of greenhouse gas emissions has contributed to the growth of wind power generation. According to the World Meteorological Organization, 2014 ranked as the warmest year on record, and fourteen of the fifteen warmest years have all occurred in the 21st Century. Among the largest emitters of greenhouse gases in the world, the U.S. and the E.U. have experienced growing awareness of climate change and other effects of greenhouse gas emissions, which has resulted in increased demand for emissions-free electricity generation. As an emissions-free electricity source, wind power is an attractive alternative that is capable of addressing these growing environmental concerns. Globally, GWEC, in its Global Wind Energy Outlook 2014, estimates that annual reductions in CO2 from existing wind power plants were about 372 million tons in 2013.

In December 2015, at the U.N. Framework Convention on Climate Change in Paris, known as COP 21, an agreement was reached creating a fundamentally new course in the global climate control effort. The agreement reaffirmed the goal of limiting the increase in global temperatures to below 2 degrees Celsius, while urging countries to limit the increase to 1.5 degrees Celsius. To achieve this goal, the agreement also addressed establishing binding commitments to achieve the overall goal as well as regular reporting on progress, reaffirmed the obligations of developed countries to support developing countries, extend the annual support to 2025 as well as several other initiatives.

Increasing Obstacles for Conventional Power Projects

Coal and nuclear power projects have faced significantly increasing capital costs due to steep environmental hurdles and regulatory uncertainty according to the USEIA’s Annual Energy Outlook 2013. These hurdles range from complications relating to the disposal of spent fuel to concerns over operational safety and the need to fulfill carbon control requirements. Wind power, in contrast, does not create solid waste by-products, emit greenhouse gases or deplete non-renewable resources during operation, and, as a result, is an attractive alternative to fossil fuel-fired power projects. The USEIA in its Annual Energy Outlook 2014 predicts that wind capacity will increase from less than 60 gigawatt in 2012 to 87 gigawatt in 2040, to become the second-largest renewable energy source. USEIA predicts that wind power will surpass hydropower capacity in 2036.

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

In the distributed generation market for smaller turbines, we expect that the opportunity for land owners to generate electricity both for personal and business use, as well as to sell net energy produced back to the local utility, will continue to drive demand for wind power. In remote, off-grid locations where a connection to the utility grid is not available, we believe that hybrid systems that combine a wind turbine with an energy source such as a diesel generator, battery energy storage, or photovoltaic system, will continue to proliferate to provide an alternative to higher energy prices.

Price of Other Renewables

As highlighted in recent news from Bloomberg New Energy Finance, LCOE for renewables, including distributed wind and solar, continues to decrease while the same measure for fossil fuel increases. The LCOE — which includes the capital, operating, and any financing costs of an NPS 100 kW wind turbine over at least a 20-year operating life — has reached parity or better with electricity purchased from the grid.

According to Lazard, LCOE 9.0, unlike most other alternative energy technologies, wind power has some of the lowest levelized costs ($/MWh). Wind is also cost-competitive with conventional generation technologies in some scenarios. According to the LCOE 9.0 analysis, when stacked up against solar PV rooftop, solar community, solar thermal tower, fuel cell, geothermal and biomass direct, wind has lower energy components both at the low and high end. Rooftop solar PV technology is still not cost competitive without significant subsidies, primarily due to higher installation costs.

Our Strategy

We are focused on being a leader in the commercialization of distributed-class wind turbines, and strategically leveraging our proprietary technology by expanding our product offerings in power creation and power conversion. Key elements of our strategy include:

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

Pursue growth opportunities for power conversion product line

We have developed and qualified our FlexPhase modular power converters to meet varying energy management and storage system needs by engineering a highly flexible, modular system architecture and integrating scalable controls. Since these power converters were developed under constrained spatial specifications, they have greater power density and represent more advanced technology than most utility-scale power converters currently in the market. As a result, we believe that our power converters can be adapted to a wide variety of applications. Going forward, we intend to continue to customize our proprietary power conversion technology for developing applications and market our products to pursue revenue opportunities outside of use in wind turbines, such as the battery energy storage system (BESS) market. With the increase in use of renewable energy coupled with the improved price and performance of batteries, the need for battery energy storage is growing and we are pursuing opportunities to use our FlexPhase technology to address this need. These energy applications include both grid-connected and off-grid energy storage markets, as well as microgrid applications, grid stabilization and power quality enhancement. We will continue to review our performance within these various applications and markets to determine the appropriate level of resources we commit.

Maintain our technology leadership and expand our intellectual property position

We believe that we have established technology leadership through decades of experience in designing, manufacturing, and deploying wind turbines ranging in size from 60 kW to 2.3 MW, all of which utilize our PMDD technology. Our strong intellectual property portfolio has been developed over the course of decades and includes more than 88 global patents and applications, know-how, and trade secrets covering power electronics, generator and turbine design, turbine servicing, and manufacturing methods.

Optimize supply chain management

We will continue to build our supplier network by identifying new suppliers, directly or through relationships established by our strategic partners, and working with our existing suppliers to develop relevant technological advancements. In addition, we intend to continue to target an optimal balance between in-house production and sourcing from external suppliers. We expect that these supply chain initiatives, in combination with our engineering efforts, will reduce the cost to manufacture our products, lower our customers’ overall costs, and permit us to gain access to new markets that are not dependent on incentive programs or other government policies.

Our Competitive Strengths

We believe that the following strengths enable us to compete effectively in the wind power technology and renewable energy industries and to capitalize on the growth of those industries.

Extensive Research and Development Expertise

Over the past several decades, we have developed a broad portfolio of intellectual property. Notable technologies we have developed include our highly efficient, but low cost, permanent magnet generator, our modular turbine design, our full power converter, and our voltage stabilization capabilities. In addition, we have expanded our capabilities by offering development services in the renewable energy sector for a variety of complex energy applications, including energy storage, microgrids, and grid stabilization. Our team of engineers has been working together for decades with advanced design and testing capabilities and can quickly develop and incorporate new intellectual property into commercial products. Our engineering team has designed and built turbines ranging in size from 60 kW to 2.3 MW, and we have been developing a 3MW platform and we have the capability to design much larger turbines for onshore and offshore applications. We believe that we are the only company in the distributed wind business that has this multi-market experience. Going forward, we expect to leverage our core research and development capabilities to pursue continued advances in our current products as well as the development and refinement of new products and applications.

Advanced Product Offerings

Our wind turbines are designed for high availability, high energy output and low energy production cost per kWh in a wide range of wind conditions throughout the world. In our distributed-class wind platforms, we offer a range of power ratings, rotor sizes and tower heights to meet customer and siting requirements in a range of a wind classes. For example, our NPS 100-24 and NPS 60-23 turbines are designed with a larger rotor diameter and longer blades to capture more energy at lower wind speeds, while their lower RPM and tip speed make for quieter operation to comply with permitting restrictions. The longer blades provide our wind turbines a larger swept area and a lower cut-in wind speed, the minimum speed at which the turbine can start rotating and generating power. This feature increases the overall output of our wind turbines, particularly under low wind conditions.

Our FlexPhase power converter technology is based on a modular architecture that is configurable for a wide range of energy storage usages including lithium-ion, lead acid, flow battery chemistry, flywheel and ultacompacitors. The configurable nature of the platform will enable Northern Power to pursue business with a wide range of OEM’s without incurring excessive R&D expenses to support the different technologies. The FlexPhase platform is also compact, efficient, and serviceable, all of which make it attractive for integration with a broad range of technologies.

Robust Products

Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 600 of these turbines, which have run for over eleven million hours in the aggregate. Our fleet of warranted turbines is performing at greater than 98% availability. We engineer our wind turbines to withstand a variety of harsh conditions in severe environments, such as those in Alaska, the Caribbean and Scotland, by designing in features such as reinforced blades and a triple braking system. For example, certain turbines of our distributed wind fleet have several million run time hours without incident despite being in locations that have experienced hurricane speed winds. Two of our turbines installed on an island in the Bahamas withstood winds of over 107 miles per hour during Hurricane Irene in 2011 and again in 2012 during Hurricane Sandy, and then returned to normal operation, as designed. In addition, the Arctic models of our turbines operate safely in temperatures as low as -40°F during the winter months and have special design and safety features to assure high levels of uptime even at such extreme temperatures. Therefore, we believe that our products are well-suited for reliable operation in nearly all environments.

Established Customer Relationships with Large Developers

We serve a global customer base for our distributed-class wind turbines that includes project developers and financial investors, primarily located in the U.K. and Italy. We have developed deep customer relationships with a number of our customers, each of which has extensive experience developing wind and other renewable energy projects in Europe, and we expect these customers will continue to have strong demand for our products in near- and medium-term to take advantage of the feed-in-tariff programs in the U.K. and Italy. With our track record of on-time delivery and our turbines’ successful operating history, which is a direct contributor to our customers’ ability to finance the purchase of our turbines, we believe the Company will continue to generate substantial orders from existing and future customers.

Experienced Management Team with a Proven Track Record

We have an experienced management team, consisting of a diverse group of experienced engineers, as well as professional managers with deep industry experience or substantial business management experience. Collectively, they have decades of experience in the power generation and power conversion industries and have helped build and grow successful, global businesses in a wide variety of industries.

Our Technology

We believe that our proprietary PMDD and full power converter technology differentiates us from other wind turbine companies and provides us with a competitive advantage. In addition, we believe that our systems engineering approach to advanced power system architectures, combined with real world experience with hybrid energy applications, gives us a competitive advantage in the emerging fields of microgrid, hybrid power, and battery energy storage solutions.

Gearless Direct-Drive Technology

Our turbine’s generator and rotor are directly coupled and move together at the same speed, without the need for a gearbox. By eliminating the gearbox, we have simplified the drivetrain design and reduced the number of moving parts and wear items. We believe that this gearless design benefits our customers with high-reliability turbines that have lower operating costs and greater efficiency. Geared turbines typically operate at high speeds of 1,000 to 1,800 RPM and involve a complex drivetrain with many gears, bearings and ancillary lubrication and cooling systems. By comparison, our direct-drive turbines are simple in design and operate at slow speeds of approximately 10 to 20 RPM for utility wind applications and 50 to 60 RPM for distributed wind applications. The simplicity of the design is demonstrated by the fact that our turbines only have two drive bearings, as opposed to the more than 50 drive bearings that most geared turbines require. Our turbines outperform traditional gearbox competitor technology in three critical areas:

•	Improved reliability: Due to the slower speed of rotating hardware, all critical rotating components and their associated electronics experience much lower physical stress and fewer cycles than those in traditional gearbox turbines. Additionally, the inherently simpler direct-drive construction requires far fewer parts than a traditional turbine design. The substantially lower part count, reduced stress and lower cycle count in the direct-drive platform eliminate many opportunities for part failure while also reducing the complexity of procurement, construction and operation. These elements contribute to our turbines achieving greater than 98% availability, as compared to 95% or lower for traditional turbines.

•	Lower operating and maintenance costs: Due to of the simplicity of our drivetrain and the overall lower part count of our turbines, maintenance costs are greatly reduced. Geared turbines typically require gearbox replacement every seven to nine years, which results in both high costs and significant downtime. These costs are avoided with our gearless turbines, the drive trains of which are designed to operate over their full design life without major component replacements.

•	Higher efficiency: Directly coupling the generator and rotor increases mechanical efficiency versus traditional geared turbines. Further, there is no friction lost in the meshing of gear teeth. Electrical efficiency is maximized in the generator because the magnetic field is supplied by permanent magnets, which means there is no need to recirculate power from the generator to excite the field. Additionally, the presence of cabling, power conversion and the main transformer inside the nacelle rather than down in the tower reduces copper losses from the long, low voltage cable running down the tower and permits ventilation allowing the wind to help cool electronics. These increased mechanical and electrical efficiencies allow our turbines to yield a higher net energy capture than traditional turbines.

Permanent Magnet Generator

Our proprietary permanent magnet generator is central to our innovative drivetrain design. In addition, our power converters enable our wind turbines to operate at variable speeds for higher energy capture, which we believe provides greater stability to the electrical transmission system than other wind turbines. Our proprietary low speed permanent magnet generator is optimized for efficient energy capture.

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

We are one of the few permanent magnet direct-drive offerings in the distributed wind market. Furthermore, we believe that our utility-class permanent magnet generators have three primary advantages over other utility-class permanent magnet technology:

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

Full Power Converter

Another key element of our innovative direct-drive wind turbine design is the power converter used to connect the permanent magnet generator output to the local power system. We currently design and manufacture the power converters for our wind turbines at our Barre, Vermont facility, with complete hardware, control design and software capabilities. Our full power conversion provides high quality power while also isolating the generator turbine from grid disturbances that could cause damage and downtime, as well as removing the requirement for any external energy for excitation in the energy generation process. Our power converter technology and platform offers these key benefits:

•	Our proprietary FlexPhase power converter combines a unique circuit design with a high bandwidth control system to provide generator management, power quality, and grid support features.

•	Our power converter has controls that can be tuned to optimize operation in multiple non-wind applications and has a liquid-cooled design that can be adapted to any environment.

•	Our FlexPhase circuit architecture lowers ripple current at the DC side of the converter, minimizing battery heat generation in energy storage applications.

•	Our liquid-cooled design allows the converters to be environmentally sealed and offer high power density and a smaller footprint.

•	The FlexPhase converter also provides improved efficiency over a wide range of power levels and high power quality to support multiple applications. The FlexPhase converter platform offers a modular approach with a small footprint and 20-year design life.

•	The NPS 60 and NPS 100 wind turbine power converters use the same advanced control systems platform found in the FlexPhase platform, providing reliable and high efficiency operation even on the weak grid systems found in remote village applications.

•	The features and benefits of our FlexPhase power converter platform make it well suited for other non-wind energy applications, including utility-scale energy storage, advanced grid support, and critical load support applications.

Advanced Power Systems Architectures

We believe that through our use of advanced modeling, the incorporation of modern power electronics and rapid prototyping, we are able to effectively and efficiently meet the varied demands of emerging applications for products and services such as energy storage, voltage and frequency regulation, renewable generation integration and other advanced demand response and grid stabilization applications. In addition, our power conversion and controls technologies are well suited to balancing supply with demand, increasing power quality and reliability for the end-use customer, and reducing distribution losses to create a more efficient system. We have applied the same system-level approach that we have mastered in the design of our wind turbines and considered both the generation and the demand side together to engineer a cost-effective, robust system for cost effective stable power generation throughout the grid.

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

For the year ended December 31, 2015, WEG and CWE Norwin LTD accounted for approximately 18% and 12%, respectively, of our total revenues. For the year ended December 31, 2014, WEG accounted for approximately 17% of our total revenues. For the year ended December 31, 2013, two customers, IVPC Service S.r.L. and ARG Wind S.r.L., accounted for approximately 15% and 12%, respectively, of our total revenues.

Competition

In domestic and international markets for renewable energy sources served by wind energy, we face competition from companies offering various types of wind turbines.

Our primary competitors in the distributed wind market are GHRE, Endurance and other emerging market entrants. We also compete with several smaller providers of distributed-class wind products including C&F, Criel, Enerwings, EolArt, Ergo Wind, Greenstorm, Orenda, Polaris, Rago, Stoma, Svecom PE, WES, Xant and Xzeres. We may face increased competition in the future, including from large, multinational companies with significant resources.

Companies selling utility-scale direct-drive turbines include Enercon GmbH, Siemens Wind Power, and Xinjiang Goldwind Science & Technology Co., Ltd. While we do not currently compete directly with these companies, we may face indirect competition through our strategic partners who market and sell utility-class direct-drive turbines for large-scale wind farm installations.

Although the power conversion market is still developing, we may face future competition from large suppliers, such as Siemens Energy, GE Power Systems, and ABB, as well as numerous smaller specialty supliers, many of which have already gained traction in the energy storage market.

With respect to our wind turbine products, we also face competition from other sources of renewable energy, such as solar, hydro, biomass, wave and geothermal, and from conventional energy sources, including natural gas, oil, and nuclear.

Intellectual Property

Our intellectual property portfolio includes more than 85 patents and patent applications worldwide, know-how and trade secrets, covering many aspects of our products including power electronics, generator and turbine design, turbine servicing, and manufacturing methods. We have invested significant resources in building our intellectual property portfolio, and we believe we have significantly strengthened our position in recent years. As of the date of this filing, we owned 36 U.S. patents and had 8 U.S. patent applications pending. Our currently issued patents expire on dates ranging from July 2022 to October 2032. We believe our current patent position, together with our expected ability to obtain licenses from other parties to the extent necessary and our other intellectual property protections noted below, will provide us with sufficient proprietary rights to develop and sell our products.

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

Employees

As of December 31, 2015, we had 95 full-time employees, including 26 in engineering and technology, 26 in service and operations, 11 in manufacturing, and 12 in sales and marketing. We also rely on temporary hourly employees to staff our manufacturing operations at levels targeted to meet our production needs during any given period. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any employee-initiated work stoppages and we consider our relations with our employees to be good.

Consistent with our increased focus on the distributed wind market and our plan to further monetize our investment in our utility-scale wind business and technology, we are taking steps to realign our workforce and streamline operations, including relying on part time employees where this is practicable.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Part II, Item 8 of this Annual Report on Form 10-K.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act

of 1934 are available through the investor relations portion of our website (www.northernpower.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. As discussed in “Explanatory Note Regarding Restatement,” consolidated financial statements and related consolidated financial information contained in previously filed reports, and all earnings, press releases and similar communications issued by us regarding any financial information for any period during fiscal years 2014 and 2013, and for all quarterly periods in 2015 and 2014 and the second, third and fourth quarters of 2013, should no longer be relied upon and shall be superseded in their entirety by this Annual Report on Form 10-K. Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated by reference. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s EDGAR system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A.	Risk Factors

You should carefully consider all of the information in this Annual Report on Form 10-K, including the risks and uncertainties described below, any of which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risk Factors Related to Our Business

We have incurred significant operating losses since inception and may not be able to achieve, or maintain profitability.

With a few exceptions, we incur operating losses each quarter, including a net loss of $7.8 million for the year ended December 31, 2015 and an accumulated deficit of $168.4 million as of December 31, 2015. We may not be able to generate operating income and we expect to continue to incur net losses for the foreseeable future. In the reporting period covered by this Annual Report on Form 10-K and to date, the Company has encountered business challenges disclosed in these risk factors that have contributed to its operating losses, including currency fluxuations that have made our prices less competitive in certain global markets, uncertainty surrounding certain tariff regimes relied upon by international customers, and challenges with our suppliers resulting in difficulties getting additional cost out of our products. Our ability to be profitable in the future depends upon the continued implementation of successful strategies to address these business challenges.

Our ability to be profitable further depends upon continued demand for our distributed-class wind and power technology products and services, as well as the further monetization of our utility-scale wind business and technology. In addition, our profitability will be affected by, among other things, our ability to develop and commercialize next generation product offerings and enhance existing products. We expect to incur significant operating costs relating to our research and development initiatives for our new and existing products, and for the expansion of our sales and marketing operations as we add additional sales and business development personnel and increase our marketing efforts. Furthermore, we may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. We may fail to generate revenues in the future. If we cannot attract a significant number of purchasers for our distributed wind and power technology products, or if we are unable to further monetize our utility wind business, we will not be able to generate any significant revenues or income. If we continue to incur significant operating losses and fail to generate significant revenues, we will not have the money to pay our ongoing expenses and we may be required to restructure our business or go out of business. These conditions among others raise substantial doubt about our ability to continue as a going concern, unless additional financing is obtained in the near future.

We will require additional financing, including equity or debt offerings, to continue expansion of our operations. Funding from these sources may be limited, unavailable, or not available on favorable terms. There is no assurance that we will be successful with our plans to further monetize our utility scale wind business and technology. Nor are there any assurances that we will be successful with our distributed wind turbine or other business products, or that we will succeed in obtaining funds in sufficient amounts to proceed with our strategy when capital is needed. If such capital and financing cannot be obtained for any reason, we may not be able to proceed with our business plans and may be required to scale back our strategic initiatives or reduce the size of our organization.

The results of our review of our revenue recognition practices and resulting restatement may continue to have adverse effects on our financial results.

Our review of our revenue recognition practices and our restatement of our historical financial statements have resulted in the deferral of previously recognized revenue and have required and may continue to require us to expend significant management time and incur significant accounting, legal, and other expenses, all of which may have an adverse effect on our financial results. See the “Explanatory Note Regarding Restatement” immediately preceding Item 1 of Part I; Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” and Note 19, “Selected Quarterly Financial Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8; and Part II, Item 9A, “Controls and Procedures” for further for further discussion. The accounting, legal, and other expenses associated with this restatement may also have a material adverse effect on our results of operations.

In addition, future private or government actions may be brought against us or our current or former officers relating to this restatement in the reporting of quarterly and annual financial statements and securities prospectuses. Such actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows and the trading price for our securities. Litigation would be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of any litigation would result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In addition, while we maintain standard directors and officers insurance, all or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

We cannot be certain that the measures we have taken that address this restatement will ensure that restatements will not occur in the future. Execution of restatements like the one described above could create a significant strain on our internal resources, cause delays in our filing of quarterly or annual financial results, increase our costs, and cause management distraction.

In May 2016, we revised our revenue recognition policy for international product shipments which impacts our historically reported financial statements and makes the timing of future international revenue more challenging to predict.

During the closing of our financial statements for the year ending December 31, 2015, the Company sought guidance from the SEC’s Office of the Chief Accountant about the timing of our revenue recognition with regard to product shipments to international customers where products are shipped to a Logistics Warehouse paid for by the Company until being ready to install at the customer’s location. After obtaining clarification from the SEC, the Company has restated its financial statements from December 31, 2013 to December 31, 2015. As a result of this change, we announced that the previously issued financial statements contained in the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2014 and 2013, and Quarterly Reports on Form 10-Q for the quarters ended September 30, 2015, June 30, 2015, March 31, 2015, September 30, 2014, June 30, 2014, March 31, 2014, December 31,2013, September 30, 2013 and June 30, 2013, should no longer be relied upon.

Our sales cycles of our distributed turbines and power converters are complex and lengthy and the timing of our distributed wind installations are subject to seasonal variations, each of which may impact operating results from quarter to quarter and make results difficult to predict.

The size and timing of our revenue from sales of products to our customers is difficult to predict and is dependent on many factors, including market conditions, customer financing, permitting and weather conditions, all of which may combine to result in high variability in revenue trends and projections. Our sales efforts in distributed wind markets often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. Customers typically undertake a significant evaluation process that has generally resulted in a lengthy sales cycles for us, typically many months. Furthermore, installation of our turbines is often under the direction and control of end users or third-party contractors. The regulatory approval, permitting, construction, startup and operation of turbine sites may involve unanticipated changes or delays that could negatively impact our business and our results of operations and cash flows. The long sales cycles require us to delay revenue recognition until certain milestones or technical or implementation requirements have been met.

We have commenced selling our Flexphase power converters into the developing utility energy storage market. We face competition in this market by larger and more well established power converter suppliers. Although we believe that our converters offer superior performance attributes to those of our competitors and we have identified a pipeline of customers, these sales cycles are long and unpredictable making our ability to predict when such sales will occur difficult.

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

Our backlog is subject to unexpected adjustments and cancellations and thus may not be timely converted to revenue in any particular fiscal period or be indicative of our actual operating results for any future period. Orders in 2009 – 2015 were lower than our original operating plan. In addition, in both 2011 and 2012, we experienced significant order cancellation rates driven by our customers’ inabilities to obtain planning consents, grid interconnection or financing for proposed projects. Although we have not experienced significant cancellations in 2013, 2014 and 2015, there can be no assurances that customers will not face similar challenges in the future and cancel some or all of their orders. We have managed past order cancellations by curtailing production at our Barre, Vermont facility and closely monitoring inventory levels to conserve cash, but this left underutilized manufacturing overhead in product cost, which lowered our gross margins. Our inability to convert backlog into revenue, whether or not due to factors within our control, could adversely affect our revenue and profitability.

Because we depend on a limited number of single source suppliers for certain components, third-party business and relationship interruptions could harm our operations.

We currently depend on sole source suppliers for certain precisely manufactured components in our turbines. These components may not be readily available on a cost-effective basis from other sources or on short notice, as some are custom-designed for our turbines. As a result, there can be no assurance that a continuing source of supply of these components will be available on a timely basis or on commercially viable terms in the future. In addition, our supply chain could be negatively impacted in the event one of our key single source suppliers has a business interruption. Any interruptions in our third-party manufacturing suppliers or supply chain, or the refusal or inability by such parties to produce necessary product components, could have an adverse impact on our business or financial results of operations. We have identified the sole source suppliers and are in the process of mitigating the risk by identifying alternative suppliers or negotiating with suppliers to ensure they have sufficient inventory levels to support production.

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

Wind power companies, and manufacturing companies generally, are capital intensive businesses. To fulfill the product delivery requirements of our customers, we plan for working capital needs in advance of customer orders. If we experience sales in excess of our estimates, our working capital needs may be higher than those currently anticipated. Our ability to meet this excess customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages, since it is likely that cash flow from sales will lag behind these investment requirements. Our capacity to borrow under our current working line-of-credit, is guaranteed by the U.S. Export-Import bank and is subject to restrictions based upon U.S. content of our products, as well as the balance of our accounts receivables and inventory meeting certain conditions. Our ability to obtain this guarantee would be impacted if we source products in lower cost foreign countries. Our current working line-of-credit expires in September 2016, if we are unable to renew this line-of-credit under similarly favorable terms, this could impact our ability to meet customer demand or pursue other strategic initiatives.

Our international expansion efforts are impacted by foreign currency fluctuations, which could harm our profitability.

As part of our international expansion, a significant amount of our sales transactions in 2015 was euro or sterling denominated, while the majority of our costs were denominated in U.S. dollars, and we expect that trend to continue in 2016. In addition, we have and expect to continue to be entering into extended duration operations and maintenance contracts, which obligate us to perform services in the future based upon currently negotiated non-U.S. dollar denominated pricing terms. Although we have pursued certain economic hedging strategies, including increasing our euro-denominated costs and entering into financial hedging strategies, we still experienced negative economic exposure of currency movements and there can be no assurance that we can execute effective strategies to control this exposure in the future. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro and sterling, could have an adverse effect on our revenues and delay our achieving profitability.

The distributed wind market is in the early stages of development and its future is uncertain. If the market is not as large as we expect or we are unable to compete effectively in the distributed wind market, our business and operating results could be harmed.

A substantial portion of our revenues have been and continues to be derived from sales of our distributed-class wind turbines. We anticipate that sales of these distributed-class wind turbines will continue to account for a significant portion of our revenue for the foreseeable future. The distributed wind market is still in the early stages of development. Any catastrophic product failure, significant damage, or injury that could arise in this market, whether or not related to our products, may have a disproportionately negative impact on public perception of the efficiency, safety or general merits of distributed-class wind turbines, which could have an adverse effect on our revenues and our business.

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

We experience significant competition in the distributed wind market, particularly in Italy and the U.K. Our primary competitors in the distributed wind market are GHRE, Endurance and other smaller providers and emerging market entrants. The wind turbines being offered by competitors are typically offered with lower upfront pricing. In early 2014, we introduced a lower cost but higher energy output product in the market to compete more effectively on price while still maintaining high durability and reliability. We may experience lower gross margins than forecast if we cannot maintain a price premium for our products and may be unable to successfully compete against lower-cost competitors. We may also face increased competition in the future, including from large, multinational companies with significant resources who may also be able to scale production and provide similar products at lower costs.

In addition, if our competitors market products that are more effective, safer, quieter or less expensive than our current or other future products, if any, or that reach the market sooner, we may not achieve commercial success or substantial market penetration. Products developed by our competitors may render our existing technology or any future product candidates obsolete. Any decrease in sales of our distributed-class wind turbines would have an adverse effect on our business, financial condition and results of operations.

We are in the early stages of product and service commercialization, and as such, our products and services may not generate sufficient revenue or profitability.

We may not be able to replicate the positive results and high performance demonstrated in our current product offerings. Even as we develop and commercialize our products, they may not be adopted in the market or perform as expected. No assurance can be given that our expenditures on research and development will achieve the desired results in our target markets.

The market for licensing and developing wind turbine technology is relatively nascent and our experience in this market is limited. Given our limited experience in obtaining and delivering successful license and development agreements, our estimates of future revenues in this regard may be incorrect.

Strategic partnerships are essential to our business growth, particularly in the utility wind market, and the inability to secure these relationships could adversely impact revenue and operations.

Expansion of product sales is dependent on our ability to effectively create global partnerships to help sell our products in developing markets as well as gain access to lower cost manufacturing of products. If these partnerships cannot be identified and effectively developed and executed, our ability to expand our distributed wind and utility-class wind turbine markets and to reduce the cost of our products will be impacted.

The technology licensing and design services portions of our business have been structured to provide value to potential customers by offering technology licenses and engineering consulting services. This business model derives its highest value by obtaining multiple globally diversified strategic technology partnerships, which currently include licensing our technology and product designs, providing design and development services, and offering service support for turbines manufactured and deployed by the strategic partner. We have entered into a strategic partnership with WEG under which WEG can sell utility-class turbines built based on our design; however, there can be no assurance that any similar transactions will be consummated in the future or that an adequate volume of business can be closed to achieve our forecasts. If we are unable to further monetize the utility-scale wind business and technology beyond WEG, we may not be able to meet forecasted results. Alternatively, if such monetization takes the form of a sale or strategic investment in the Company, it may affect existing strategic partnerships, including impacting significant amounts currently owed to the Company by our strategic partners.

Under our agreements with WEG, our revenue is based primarily on future sales of WEG turbines that incorporate our designs. Thus, our future success under the strategic partnership with WEG covering the 2.1 MW, 2.2 MW and 2.3 MW turbine designs will depend on WEG’s future success in the manufacture and sale of turbines utilizing this platform in the territories that have been licensed to WEG. Among other factors, we have no control over WEG’s decisions regarding investment in manufacturing infrastructure or sales and marketing efforts relating to our turbine designs.

If we fail to expand effectively in international and U.S. markets, our revenue and business will be harmed.

Successful continued advancement and implementation of our plan to sell our products in Europe continues to be a strategic priority. European markets, particularly Italy and the U.K., continue to lead growth in the purchase and installation of distributed-class wind turbines. However, we expect the regulatory policies that have driven the growth of these two markets to diminish over time and we therefore will need to continue developing and expanding into new markets to supplement our sales in Italy and the U.K. Developing the European and U.S. markets and expanding into new markets for our turbines is expected to entail a number of risks, including the need for appropriate management of our efforts, successful negotiation on terms advantageous to us of agreements facilitating our profitable expansion of this business, including logistics, installation and commissioning, and post-sales support service efforts. Sophisticated engineering, procurement and construction providers are moving into the distributed wind market and demanding that wind turbine manufacturers such as us provide a turnkey offering that includes supply, installation and long-term support of the turbines. Similarly, development companies in the U.K. which have historically been responsible for siting, permitting, installation, and connecting turbines to the utility grid are retreating from providing these services, as the U.K Feed-in Tariff regime is evolving to make such business less financially viable. As a result, we are seeing increased opportunities for turbine sales directly to customers, rather than through a developer. While we have experience in turbine supply, and have experienced some success in winning orders, we have limited experience in installation and long-term international support and may not be able to provide the services required to fulfill them. Failure to obtain or effectively execute a large volume of orders in Italy and the U.K., to develop additional European and U.S. markets, and to expand into new markets would have an adverse effect on our ability to reach profitability.

Our international business development efforts generally include risks relating to management of currency exchange rate exposure, international enforceability of contracts, potential exposure of intellectual property to misuse or misappropriation, compliance and operational challenges that may delay or add complexity to sales and support efforts, and the potential of local taxation above that which is currently forecast. If we are unsuccessful in managing these challenges, our efforts to sell our turbines and services on a global basis may expend our resources without significant contribution to the results of our operations and may not contribute to the value of our business.

If we fail to effectively execute a U.S. market strategy our sales in that region may not develop as we have planned.

As part of our strategic plan to grow in regions outside our core markets, we are focusing our sales efforts on selling our distributed class turbines and power conversion products into the U.S. market, leveraging a third-party lease model, and identifying new market opportunities. In the case of leasing, we believe that providing a financing offering in conjunction with the sale of our products is an important component in the overall offering. We have identified a third party leasing partner who is prepared to offer financing to potential customers, and therefore we are making investments in sales and marketing to identify business that would benefit from this offering. If we are unable to identify customers that meet the lessor’s credit requirements or the lease offering is not viewed as advantageous by customers, our ability to expand in this market will be impacted, as such potentially harming our profitability. If we are unable to execute on our strategic plans in the power conversion market, or if the market does not develop quickly enough for us to capitalize on opportunities in the near term, our profitability may be impacted.

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

Customers for our products regularly expect vendors to have a history of reliable production or creditworthy warranty coverage of meaningful duration. From commencement of our current operations in August 2008, we have received over 700 orders for distributed-class wind turbines to date with more than 600 shipped through December 2015. Of the units shipped, over 500 have been commissioned and are producing power at customer sites. This short history of operating in the field means that it will be some time before we will be able to determine the durability and reliability of our products after sale. In 2009 and 2010, we incurred substantial warranty expense with respect to our 100 kW turbines. We cannot be certain that similar issues or new issues will not occur in the future in our distributed-class wind turbines or in our other products. In September 2014, we launched our third generation turbines in both 60 kW and 100 kW configurations. We have incurred extra costs with the initial installations of these turbines as we determine the ideal operating settings and configurations and make adjustments to meet product specifications. We may experience further product issues with this new product which may result in warranty expense and costs if such turbines do not operate in accordance with contractual requirements or customer expectations. If our products are not sufficiently durable and reliable or otherwise perform below expectations, we could incur additional substantial warranty expenses, we could be required to pay liquidated or other contractual damages, our reputation could be harmed and our revenues could decline.

Problems with the quality or performance of the wind turbines manufactured by WEG or future partners could likewise adversely affect us due to warranty claims or other contractual damages. Issues with turbines manufactured by our partners could result in significant negative publicity and materially and adversely affect the marketability of our products and our reputation.

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

If we fail to successfully develop, expand and introduce new products and technologies, our business, financial condition and results of operations could be adversely affected.

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

We are expanding our product offerings into power converter equipment for hybrid energy solutions, including solutions incorporating battery energy storage systems and micro-grid technology. To gain access to certain target markets and customers, we are pursuing strategic partnerships with various companies with complimentary expertise, particularly in the battery energy storage technology. The aim of such strategic partnerships is to reach and to collaborate on power solutions for potential customers in Europe, Asia, and the United States. By expanding into a new product line, we must divert certain internal resources from our core business of wind turbines to design and produce the power converter line of products and to develop the business channels required to translate into sales. If these strategic partnerships fail to materialize or if our efforts fail to produce the level of sales anticipated, our business could be materially affected.

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

We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. Our largest customer accounted for approximately 18% of revenue for the year ended December 31, 2015, and approximately 17% of revenue for the year ended December 31, 2014. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.

Failure to comply with the requirements of certain grant programs may result in a significant financial penalty.

The Defense Contract Audit Agency and an independent auditing firm, each on behalf of the Department of Energy and the National Renewable Energy Laboratory, respectively, are auditing various renewable energy development grant programs previously awarded to us, or which we agreed to assume in our acquisition of certain assets and liabilities from Distributed Energy Systems Corporation, or DESC. These audits are in various stages of completion and will eventually cover all years from 2003 until the grant project was completed or closed. We do not have adequate information to determine if the outcome of these audits will result in a cost to us. If we are found to have assumed responsibilities from DESC for projects that have not complied with required standards or cannot support an audit to such standard, our financial liability to the U.S. Department of Energy or the National Renewable Energy Laboratory could be material.

Performance obligations necessary to support our prototype 2.3 MW turbines could be significantly higher than currently anticipated and could be higher than income we receive.

We produced and sold two prototypes of our 2.3 MW turbine in 2011, which are installed and operating in a wind farm in Michigan. These turbines are owned and operated by a third party, but we are currently contractually obligated to provide operation and maintenance and warranty services for such turbines for up to nine additional years, with certain liquidated damages for turbine non-performance. The turbines are based on a prototype design and therefore our experience with them is limited; accordingly, there can be no assurance that these performance requirements can continue to be delivered, or can be delivered without high financial cost to the business.

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

Intellectual property rights claims are expensive and time consuming to defend, and if resolved adversely, could have a significant impact on our business, financial condition, and operating results. In the event of a conflict between our patents or future patent applications and the activities of other parties, infringement proceedings may be pursued by or against us. The legal proceedings necessary to defend the validity of patents and to prevent infringement by others can be complex and costly, and the outcomes of these legal proceedings is often uncertain. These legal proceedings might adversely affect our competitive position and the value of our assets, and there can be no assurance that the outcomes of the proceedings would be successful.

Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Some companies in the wind power technology and power conversion industries, including some of our competitors, own large numbers of patents, which they may use to assert claims against us. Additionally, we may be subject to patent litigation and may be required to defend our patents against claims of holders of competitive patents. Third parties may assert claims of infringement, misappropriation or other violations of intellectual property rights against us. As the number of our product offerings in our markets increase and as we expand into additional markets, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party — even those without merit — could cause us to incur substantial costs defending against the claim and could distract our management.

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

A violation of loan covenants may result in default or an event of default under the loan agreement. Upon the occurrence of an event of default under the loan agreement, Comerica could elect to declare all indebtedness outstanding under that agreement to be immediately due and payable and terminate any commitments to extend further credit. If we are unable to repay those amounts, Comerica may proceed against the collateral granted to them to secure the indebtedness. Substantially all of our assets are pledged as collateral under the Comerica credit facility. If Comerica were to accelerate the repayment of borrowings, such acceleration would have an adverse effect on our business, financial condition, results of operations, liquidity or cash flows.

The delay in filing our 2015 Form 10-K and our Quarterly Financial Report on Form 10-Q for the quarter ended March 31, 2016, resulted in a violation of the reporting covenants of the Comerica loan agreement. Comerica has been informed of the delay and has approved a waiver of the applicable reporting requirements until July 31, 2016 for the 2015 Form 10-K and August 15, 2016 for the March 31, 2016 Form 10-Q.

Our business is dependent on rare earth metals and other commodities, and volatility in these markets could be harmful to our business and operations.

Our products utilize magnets formulated with rare earth metals. These magnets are supplied by a limited number of producers and have, in the past, been subject to significant price volatility. These components are procured from non-U.S. producers, and as such their pricing is subject to the variability in currency exchange rates, such as those recently affecting the euro. Our products also are comprised of copper, steel and iron components, the prices of which are also subject to market fluctuation. We do not presently hedge either our costs of production or product sales, and as such we may be adversely affected by significant swings in the prices of necessary components between the time of pricing our products for sale and the delivery of completed products. Furthermore, if we implement a hedging strategy in the future, there can be no assurance that these arrangements would be effective. Our failure to obtain in a timely manner sufficient quantities of components that meet our quality, quantity and cost requirements could delay or impair our ability to manufacture products and could increase our manufacturing costs.

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

As a U.S. public company, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and other applicable securities rules and regulations. We also continue to be subject to the reporting requirements of applicable

Canadian securities laws and the rules and policies of the Toronto Stock Exchange, or TSX. Compliance with these rules and policies increases our legal and financial compliance costs, makes some activities more difficult, time consuming or costly and increases demand on our systems and resources — costs that will increase further, particularly after we are no longer considered an “emerging growth company,” as defined in the Jumpstart Our Business Startup Acts of 2012, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

As disclosed in Item 9A, the material weakness pertained to our inability to process and ensure timely and accurate preparation and reviews of reconciliations necessary to provide reasonable assurance that financial statements and related disclosures was prepared in accordance with generally accepted accounting principles.

In 2015, we worked to remediate the material weakness previously noted. We took steps to remediate the underlying causes of the material weakness, primarily through the continued development and implementation of formal policies, improved processes and documented procedures, the implementation of a number of new controls over financial reporting and accounting, the enhancement of our month end close and financial reporting review process, as well as the hiring of additional experienced resources in the accounting department with appropriate accounting and internal control knowledge.

The actions that were taken are subject to ongoing senior management review, as well as oversight by the Executive Committee of our Board of Directors. In the fourth quarter of 2015, we completed our testing of the design and operating effectiveness of our procedures and controls. In preparation of our financial statements for the period ended December 31, 2015 a material weakness not previously identified was found in our internal control over financial reporting. Specifically, we did not have a proper revenue recognition policy in place to identify the appropriate timing of revenue recognition related to certain international turbine sales that remained in logistics warehouse while certain logistics events were completed. If additional significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and adversely affect the market price of our common shares.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2015. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S., or GAAP. We have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404, which require that we evaluate, test and document our internal controls and, as a part of that evaluation, testing and documentation, identify areas for further attention and improvement. As noted above, management has concluded that our internal control over financial reporting is not effective as of December 31, 2015. As a Canadian public company, we also are required to provide quarterly certification pursuant to Canadian Securities Administrators’ National Instrument 52-109, Certification of Disclosure in Issuers’ Annual and Interim Filings, with respect to, among other things, the design and operation of our internal controls.

We have completed the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We have used dedicated internal resources, and we have engaged outside consultants, to adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, to identify steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain the adequacy of our internal controls, consequent inability to produce accurate financial statements on a timely basis, or identification of one or more material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our consolidated financial statements are prepared in accordance with GAAP. We adopted multi-element revenue recognition for product sales entered into or materially changed on or after January 1, 2011. Our current contracts are composed of three or four units of accounting: (i) the turbine product; (ii) commissioning services; and (iii) frequently, but not always, installation and/or extended warranty services. Turbine revenue is typically recognized when title and risk of loss transfer to the customer, commissioning service revenue is recognized when performed, and extended warranty revenue is recognized over the extended warranty period when that period begins. With our expansion into licensing and development contracts, complex revenue recognition accounting issues need to be considered, and could result in us collecting significant cash milestone payments prior to being able to recognize revenue in accordance with GAAP. This could impact our ability to show demonstrated revenue expansion relative to our expected plans.

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

For example, in connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014 — Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) — that supersedes nearly all existing GAAP revenue recognition guidance. Furthermore, in August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. Although we are currently in the process of evaluating the impact of

ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions.

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

On April 16, 2014, we, as Wind Power Holdings, Inc., or WPHI, completed a reverse takeover transaction, or RTO, as described in “Certain U.S. Federal Income Tax Considerations — The Company as a U.S. Corporation for U.S. Federal Income Tax Purposes.” We believe Section 7874(b) of the Internal Revenue Code of 1986, as amended, or the Code, applied to the RTO to treat our company as a U.S. domestic corporation for all U.S. federal income tax purposes. Accordingly, we are subject to U.S. federal income tax as a U.S. domestic corporation on our worldwide income and any dividends paid by us to non-U.S. holders may be subject to U.S. federal income tax withholding at a 30% rate or such lower rate as provided in an applicable treaty. We currently do not intend to pay any dividends on our securities in the foreseeable future, however. As a Canadian corporation, we are also generally subject to Canadian income taxes on our worldwide income and dividends paid to non-Canadian holders may be subject to Canadian withholding taxes. Our currently anticipated activities and operations as a holding company generally are not expected to result in significant taxable income for Canadian tax purposes. Distributions made to us by our U.S. subsidiaries out of active business income previously taxed in the U.S. generally would not be expected to subject us to additional taxation in Canada. However, in the event that a U.S. subsidiary is sold, or we otherwise earn income from other sources, or if our U.S. subsidiaries earn certain types of passive income, such proceeds or other income, we could be subject to Canadian income tax. Though we do not expect Northern Power Systems Corp. to have significant taxable income for Canadian tax purposes in the foreseeable future, if it did, the combined taxes we may be required to pay in the U.S. and Canada could be significant and could adversely affect our ability to attain or sustain profitable operations going forward.

Our ability to use net operating loss carryforwards and other tax assets to reduce future tax payments may be limited by provisions of the Code.

As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of approximately $127.7 million and $75.8 million, respectively, which expire between 2016 and 2028. We also had federal research tax credit carryforwards of approximately $1.5 million, which begin to expire in 2028. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

The growth and development of the wind power industry in the U.S., as in much of the world, has been supported through a variety of financial incentives and subsidies offered by governmental and regulatory bodies. The reduction or removal of the availability of these incentives would likely have an adverse effect on our business and prospects. The expiration and curtailment of these incentives in the U.S. resulted in significant contraction of our distributed-class wind turbine sales in the last four years. This market is expected to provide modest growth, driven by favorable financing solutions available to our customers, to our sales for the foreseeable future.

Since we commenced operations in August 2008, we have experienced unpredictability in our operating environment, which poses significant risk to our ability to forecast financial results and have a significant impact on our ability to sell products and services. In the distributed wind markets, reduced U.S. incentives contributed to a decline in our North American orders by more than 90% from 2010 to 2012. In Europe, clarification of energy feed-in-tariff regulations in the U.K. and Italy was delayed from 2011 until the middle of 2012, which resulted in delayed or lost orders. Similarly, a delay in an expected announcement by the Italian governmental authorities clarifying the feed-in-tariff applicable to distributed-class turbines during the quarter ended December 31, 2014 caused a delay of our Italian existing order installations and new order negotiations. Incentives across multiple European countries, particularly Italy and the U.K., are currently stimulating demand in the European marketplace. These incentives are each subject to actions of legislative bodies in the respective jurisdictions, and there can be no assurance that incentives effectively enhancing the demand for wind power equipment will remain in place, or that any changes in policy may not serve to clarify the economic return anticipated for new wind power equipment in various jurisdictions. If governmental authorities do not continue to support, or reduce or eliminate their support for, the development of wind energy projects, our revenues may be adversely affected, our financing costs may increase, it may become more difficult to obtain financing, and our business and prospects may otherwise be adversely affected.

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

Due to the volatility of the markets, we have a diversified set of products and services, including a full suite of wind and power technology products, as well as renewable energy development services. This requires that a minimum level of engineering personnel be maintained, even if all personnel are not fully leveraged at points in time. The cost of maintaining this engineering team is expensive and if we are not able to achieve an adequate amount of business revenues, cash consumption could be significant and profitability delayed.

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

In addition, private lawsuits or enforcement actions by federal, state, or foreign regulatory agencies may materially increase our costs. Certain environmental laws could make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities that we may acquire. Although we will seek to obtain indemnities against liabilities relating to historical contamination at the facilities we occupy, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause.

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

Future demand for wind energy may be limited. Wind energy must compete with other renewable energy sources.

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

In addition to competition from other industry participants and to traditional fossil fuel sources, we face competition from other renewable energy sources such as solar power, hydroelectric and geothermal power technologies. While factors such as deregulation, legislative mandates for renewable energy, and consumer preference for environmentally more benign energy sources are leading more consumers to choose renewable energy options for their power needs, wind must compete with other sources of renewable energy to derive benefit from these factors. The competition depends on the resources available within the specific markets. Although the cost to produce clean, reliable, wind energy is becoming more competitive, we must also compete with the production of solar power, hydroelectric, geothermal, and other forms of renewable energy. However, deregulation, legislative mandates for renewable energy, and consumer preference for environmentally more benign energy sources are becoming important factors in increasing the development of wind energy projects.

A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business, financial condition and results of operations.

We believe that our customers’ decisions to invest in renewable energy technology is driven in part by their desire to reduce the price they pay for electricity over time. The customers’ decisions may be affected by decreases in the costs of both conventional and renewable energy sources, such as oil, natural gas, or solar energy. If the global price of oil remains at its current prices, or continues to decline, traditional utilities may be able to provide electricity at rates low enough to dissuade businesses and other entities and individuals from seeking alternatives to conventional electricity sources. Such decreases in the price of electricity from utilities and other sources, including other renewable technologies, could harm our ability to offer a competitive return on investment for our customers.

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

Our directors, executive officers and holders of more than 5% of our common shares, together with their affiliates, beneficially own, in the aggregate, approximately 61.8% of our outstanding common shares. A limited number of these significant shareholders may have the ability to control or substantially influence all aspects of our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company. These actions may be taken even if they are opposed by our other shareholders.

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

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our share price, notwithstanding our operating results. We expect that the market price of our common shares will continue to fluctuate and there can be no assurances about the levels of the market prices for our common shares. Our current low stock price may greatly impair our ability to raise any future necessary capital through equity or debt financing and significantly increase the dilution of our current shareholders cause by any issuance of equity in financing or other transactions. The price at which we would issue shares in such transactions is generally based on the market price of our common shares, and, in the event of further decline, the share price could result in the need to issue a greater number of shares to raise a given amount of funding.

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

As of December 31, 2015, we had an aggregate of 23,173,884 common shares outstanding. All of these shares are tradable on the TSX without restriction, subject in some cases to the expiration of lock-up agreements, as described below, and, to volume and other restrictions under the escrow requirements of the TSX.

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

We lease our principal manufacturing and headquarters facility in Barre, Vermont, and lease additional office space for use by certain of our engineering, finance, and business development teams in Waltham, Massachusetts, and sales offices in Zurich, Switzerland, Bari, Italy, and Cornwall, U.K.

Our Barre, Vermont facility comprises approximately 115,000 square feet, including a manufacturing floor serviced by a 50-ton overhead industrial crane and multiple shipping bays. This facility includes executive offices and provides the base of operations for our engineers, manufacturing of certain key components, supply chain and customer service functions. We currently assemble all of our NPS 60 and NPS 100 nacelles in our Barre, Vermont facility which includes equipment and tooling to assemble and test these turbines, including permanent magnet insertion. In addition, this facility allows us to manufacture generators and power converters both for incorporation into our turbines and on a contract basis. We believe that the current capacity of our Barre, Vermont facility is approximately $100 million in revenue at current prices and assuming one shift of production.

Following our sale of the facility for $1.3 million in June 2014, we entered into a five-year leaseback at $3.00 per square foot plus the cost of certain maintenance expenses, insurance and property taxes. We have the right to extend the lease term for three years, and also have the right to terminate the lease at the end of years two, three and four with six months prior notice.

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

The Company’s common shares began trading on the Toronto Stock Exchange, or TSX on April 22, 2014 under the symbol “NPS” following the reverse takeover transaction described elsewhere in this Annual Report on Form 10-K. Prior to this time, there was no public market for our common stock. The following table sets forth information relating to the trading of the Company’s common shares on the TSX:

Year Ended December 31, 2014	High (CDN)	Low (CDN)
Second Quarter (Beginning on April 22, 2014)	$4.59	$3.75
Third Quarter	$4.25	$3.40
Fourth Quarter	$4.29	$3.00

Year Ended December 31, 2015	High (CDN)	Low (CDN)
First Quarter	$3.40	$1.00
Second Quarter	$1.75	$0.52
Third Quarter	$0.85	$0.10
Fourth Quarter	$0.46	$0.25

On July 15, 2016, the last reported sale price for our common stock on the TSX was CDN$0.25 per share or, based on an exchange rate of CDN $0.77 per $1.00, $0.19.

Holders

As of July 15, 2016, there were approximately 55 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Overview

We are a provider of advanced renewable power creation and power conversion technology for the energy sector. We design, manufacture and service next-generation Permanent Magnet Direct-Drive, or PMDD, wind turbines for the distributed wind market, and we currently license our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers on a global basis. We also provide technology development services for a wide variety of energy applications. With our predecessor companies dating back to 1974 and our new turbine development since 1977, we have decades of experience in developing advanced, innovative wind turbines, as well as technology for power conversion and integration with other energy applications.

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

The substantial majority of our current sales are in the small wind subset of the distributed wind market in Italy, the U.K. and the U.S., a market which commonly consists of turbines with rated capacities of 500 kW output or smaller. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 600 of these turbines. To date, these shipped units have run for over eleven million hours in the aggregate.

We have developed a 2 MW turbine platform based upon our PMDD technology. In 2013, we launched a strategy of partnering with large-scale manufacturers in developing regions, starting with a multi-billion dollar (in revenue) industrial equipment manufacturer based in Brazil (WEG Equipamentos Elétricos S.A., or WEG). Our contract with this customer provides for payment of $3.4 million in milestone-based license fees. The company also expects to recognize approximately $10 million to $15 million in revenue for royalties on turbines shipped by WEG over a period of time not to exceed ten years for the license of our 2.X MW platform exclusively in Brazil and non-exclusively in the rest of South America. As of the date of this filing, WEG has fully paid $3.4 million in license fees, and approximately $2.0 million in royalties. WEG has accumulated a backlog of orders comprising over 600 MW of turbines built using our design and production and installation of these units continues.

We have been developing our power converter technology since the early 2000s and currently sell our MW power converters under the branded name of FlexPhase. We have offerings that range in size from 500 kVA to 2.0 MVA, and that can be readily paralleled for applications of 5 MW and above. Our power converters are modular in nature allowing for a common platform to service multiple applications. As of December 31, 2015, we have deployed over 100 MW of wind related products based on this technology and intend to commercialize sales of these products outside of the wind industry for applications such as microgrids and grid storage.

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

In May 2016, we announced that we are increasing our focus on distributed energy solutions, including the design, manufacture, sale, and servicing of distributed wind turbines and integrated migrogrid and distributed energy storage solutions. We also announced that we are exploring opportunities to further monetize the Company’s investment in our utility scale wind business and technology, including potentially selling the Company’s utility wind division.

For the years ended December 31, 2015, 2014 and 2013, respectively, we generated $54.0 million, $54.0 million, and $18.6 million in revenue. For the years ended December 31, 2015, 2014 and 2013 we incurred net losses of $7.8 million, $8.8 million, and $14.6 million, respectively. We have an accumulated deficit of $168.4 million as of December 31, 2015.

We are headquartered in Barre, Vermont and lease additional office space in Waltham, Massachusetts, Zurich, Switzerland, Bari, Italy, and Cornwall, U.K.

We were originally incorporated in Delaware on August 12, 2008 as Wind Power Holdings, Inc., or WPHI. In February 2014, WPHI filed a Registration Statement on Form 10 (File No. 001-36317) with the SEC to register the shares of common stock of WPHI, which became effective on June 3, 2014. On April 16, 2014, we (as WPHI) completed a reverse takeover transaction, or RTO, with Mira III Acquisition Corp., a Canadian capital pool company incorporated in British Columbia, Canada, or Mira III, whereby all of the equity securities of WPHI were exchanged for common shares and restricted voting shares of Mira III, which became the holding company of our corporate group. In connection with the RTO, Mira III changed its name to Northern Power Systems Corp., the WPHI business became Mira III’s operating business, the WPHI directors and officers became Mira III’s directors and officers, and the WPHI historical consolidated financial statements included in this Annual Report on Form 10-K became the historical consolidated financial statements of Northern Power Systems Corp.

Upon completion of the RTO, Northern Power Systems Corp. succeeded to WPHI’s status as a reporting company under the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, which permits us to continue to prepare our financial statements in accordance with generally accepted accounting principles in the U.S., or GAAP. In connection with the RTO, our common shares were listed on the Toronto Stock Exchange under the symbol “NPS.” You may access our periodic reports and other SEC filings on EDGAR or on our website www.ir.northernpower.com, which also provides links to our Canadian securities filings on SEDAR and the SEC filings of our predecessor reporting company WPHI on EDGAR. This is a textual reference only. We do not incorporate the information on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K. As discussed in “Explanatory Note Regarding Restatement,” consolidated financial statements and related consolidated financial information contained in previously filed reports and all earnings, press releases and similar communications issued by us regarding any financial information for any period during fiscal years 2014 and 2013, and for all quarterly periods in 2015 and 2014 and the second, third and fourth quarters of 2013, should no longer be relied upon and shall be superseded their entirety by this Annual Report on Form 10-K.

On January 6, 2015, we announced that we had filed a registration statement with the SEC relating to a proposed initial U.S. public offering of our common shares. Due to unfavorable market conditions, we decided in February 2015 not to proceed with that offering.

How We Conduct Our Business

We manage our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, other products produced and sold to customers, as well as in the future our direct sales of utility-class turbines. This business line reflects 82%, 87% and 97% of our revenues for the years ended December 31, 2015, 2014 and 2013 respectively.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 9%, 7% and 0% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

•	Technology Development — Included in this business line is our development of technology for specific customer needs. This business line reflects 9%, 6% and 3% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

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

Our international revenue was $47.4 million, $48.0 million, and $14.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, representing 88%, 89%, and 76% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which increased to 39% of total revenues for the year ended December 31, 2015 as compared to 32% of total revenues for the same period in 2014. For the year ended December 31, 2013, our revenues denominated in currencies other than our reporting currency were 47% of total revenues. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability. In October 2015, we began employing hedging strategies to reduce currency fluctuation risk.

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

Deferred Revenues

We believe that deferred revenue is a leading indicator of our revenue performance. We present values on our balance sheet as deferred revenue at such time as cash has been collected from our customer and certain aspects of the earnings process have been completed but recognition as revenue has not been achieved in conformity with GAAP. Each of our three customer facing lines typically has deferred revenue balances, including:

•	Product Sales and Service — When sales of our products involve transferring title of the equipment at delivery, which we have determined to be the correct point for recognition of revenue for domestic sales and for sales in which the customer handles logistics, we present products which have been produced and billed but not delivered as deferred revenue. In cases in which the Company handles logistics for the sales to customers in foreign countries, we recognize revenue when we have met all significant delivery obligations, generally when the product clears customs. We also present products which have been billed prior to the point as deferred revenue. We also defer the recognition of revenue for our operations and maintenance services that are performed over a period of time; revenue from such contracts is recognized ratably over the contract period. We present cash values collected from customers of such contracts, net of the related recognized revenue, as deferred revenue.

•	Technology Licensing and Technology Development — Our license and technology development agreements frequently result in our collection of cash for our delivery of certain milestones; however, such milestones do not always reflect the culmination of the earnings process and we therefore present the related cash collections as deferred revenue.

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

Factors Affecting Our Results of Operations

We believe that the most significant factors that affect our financial performance and results of operations are as follows:

UK and Italian Government Feed-in-Tariff and Blade Supply Impact

In December 2015, the U.K. Department of Energy and Climate Change announced a 40% reduction to the feed-in-tariff for wind turbines ranging in capacity from 50-100 kW. This reduction became effective on February 1,

2016. We expect the reduction to drive increased orders, for pre-accredited sites throughout the first half of 2016. The change to the feed-in-tariff as enacted may have a negative impact on orders in the U.K. market in the remainder of 2016, and a corresponding adverse effect on our financial results in one or more fiscal quarters during 2016.

In November 2014, the Italian governmental authorities announced that a clarification of the feed-in-tariff law applicable to distributed-class turbines would be issued in the near term. The Italian feed-in-tariff runs through December 31, 2016. Uncertainty on the clarification caused a portion of our Italian order negotiations in our fourth quarter of 2015 to be delayed. Delay in final implementation of the extension had a corresponding adverse effect on our revenue, net income, earnings per share and gross margin for our fiscal year ending December 31, 2015. In the beginning of 2015, we committed a large amount of our working capital to build up substantial inventory in anticipation of distributed-class turbine orders for the Italian market. During the quarter ended December 31, 2015, we began to see a reduction in our committed working capital as deployment activity in the Italian market began to increase. With the revision to the law being published in June 2016, the authorities extended the feed-in-tariff until December 31, 2016 with an ability to grid connect turbines and an eligibility to the current feed-in-tariff until June 30, 2017.

Our revenue during 2015 was negatively impacted by our primary supplier of blades ceasing operations, which occurred in February 2015, and our resulting decision to transition to two new suppliers. We continue to work with our suppliers to manage the cost, capacity and quality of our blade supply.

Foreign Currency Fluctuations Could Impact Profitability

A substantial amount of our business in 2016 could be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. This can result in a significant proportion of our receivables being denominated in foreign currencies. While a majority of our costs will be in the U.S. dollar, we do incur a portion of our costs in euros, Chinese renminbi, Canadian dollars, Swiss francs and British pounds. In addition, we expect to be entering into extended duration operations and maintenance contracts, which would obligate us to perform services in the future based upon currently negotiated non-U.S. dollar denominated pricing terms. Although we are pursuing economic hedging strategies, including increasing our euro-denominated costs and entering into euro-based forward contracts, there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on our revenues and delay our achieving profitability.

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

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our distributed-class turbines well suited for these installations, our orders for distributed-class turbines have increased. Published information from the U.K. indicates that the feed-in-tariff rates and deployment caps by rated capacity have declined as of October 2015 and will decline further on a quarterly basis. The Italian authorities have extended the feed-in-tariff until December 31, 2016 with an ability to grid connect turbines and an eligibility to the current feed-in-tariff until June 30, 2017.

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

Development of the Distributed Wind Market

Applications for distributed energy, and as a subset distributed wind, continue to evolve globally. In many regions of the world, notable proportions of the population have no access to electrical power, or have access to unstable power. It is important to the growth of our business to have offerings that are well suited to support such distributed energy needs. We expect to continue to invest in both research and development to refine our distributed-class turbine offerings as well as in our sales force to develop opportunities globally for the sales of our turbines.

International Expansion

We intend to invest in the expansion of our international sales and marketing efforts as we see opportunities for us to expand direct turbine sales, and development offerings. Certain regions are expanding wind power as a source of energy driven either by the natural cost of energy in such regions or by certain incentive regimes. We currently derive a significant proportion of our revenues outside of the U.S., and we expect this to continue. We currently intend to increase our sales and marketing investment on targeted regions with strong wind resources within Asia, Europe, and North America.

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

We generally engage two suppliers for each of our major components to minimize the dependency on any single supplier. We currently have certain critical components for which we only have a single source supplier. As noted above, the primary supplier of blades for our distributed-class turbines ceased operations in February 2015, and the resulting supply constraint had an adverse effect on our revenues in 2015. We have transitioned to two new suppliers and as of the end of our third quarter 2015 these new blade suppliers are effectively producing and supplying blades but at an increased cost to us from our prior supplier.

Ability to Design and Market Technologically Advanced and Cost-Competitive Turbine Models

Although we have successfully launched three generations of our distributed-class wind turbines, our operating results and future growth depend on our ability to continue to develop technologies, and market technologically advanced and cost competitive wind turbines. We expect to continue to optimize the performance of our products under diverse operating conditions such as in low and high temperatures, low wind velocity and coastal areas, as well as reduce the cost of our offerings. Our ability to design and develop new products that meet these changing requirements has been and will continue to be critical to our ability to maintain and increase our installed capacity sold and profitability. As a result, we expect to continue to make significant investments in research and development, particularly with respect to designing and developing more technologically advanced and cost-competitive products and core components.

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

Investment in People

As of December 31, 2015, we had 95 full-time employees, a decrease of 30 full-time employees, or approximately 24%, from December 31, 2014. We must retain our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Basis of Presentation

The Company presents its financial information in accordance with accounting principles generally accepted in the United States, U.S. GAAP (or “GAAP”). The Company has three operating segments: Product Sales and Service, Technology Licensing and Technology Development. The Company also has corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments.

All significant intercompany transactions and balances have been eliminated in consolidation.

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

Results of Operations of the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

As disclosed in the Explanatory Note, the Company is restating previously issued financial statements as of and for the years ended December 31, 2013 and December 31, 2014 and the quarters for the fiscal periods within 2015 and 2014, as well as certain quarters in 2013. The following Management’s Discussion and Analysis for 2014 has been restated. Please also see footnotes 2 and 19 of the consolidated financial statements for further details of the restatement.

Overview

Our general activity during the year ended December 31, 2015 was primarily focused on: expanding our order backlog of distributed turbines in key European markets, especially in Italy; stabilizing our supply chain for blades with two new suppliers; continued support of our release of our third generation products turbine which is projected to reduce our cost of the turbine while increasing energy capture; optimizing our supply chain and operating profile to improve our margins; and continuing to expand our technology licensing and development business. In addition, we pursued an equity capital raise in the first quarter; however, due to then current market conditions, we decided not to complete this capital raise at that time.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues from Product Sales and Service, Technology Licensing and Technology Development was unchanged for the year ended December 31, 2015 at $54.0 million from December 31, 2014. Our overall backlog decreased by 33% to approximately $29 million at December 31, 2015 as compared to approximately $43 million at December 31, 2014. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the year ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014	Change	% Change
		(As Restated)
Product Sales and Service	$44.2	$47.2	$(3.0)	(6)%
Technology Licensing	4.7	3.6	1.1	31
Technology Development	5.1	3.2	1.9	59

Total	$54.0	$54.0	$(0.0)	(0)%

Product Sales and Service

Product sales and service revenue decreased by $3.0 million to $44.2 million for the year ended December 31, 2015, from $47.2 million for the same period in 2014. The decrease in our Product Sales and Service revenue was primarily attributed to recognizing lower revenue on sales of our distributed-class turbines which totaled $38.6 million along with a decrease in sales of our non-turbine products which totaled $0.9 million for the year ended December 31, 2015 as compared to $40.2 million and $4.7 million for turbines and non-turbine products, respectively, for the year ended December 31, 2014. Declines in distributed class and non-turbine revenues were partially offset by a $0.9 million increase in utility scale turbine revenue resulting from the sale of a prototype 2.2 MW unit during Q1 2015. Related service revenue totaled $3.8 million for the year ended December 31, 2015 and $2.3 million for the same period in 2014. We recognized revenue on 147 units for the year ended December 31, 2015 as compared to 131 units for the year ended December 31, 2014. In addition, the increase in the U.S. dollar relative to the Euro over the periods resulted in lower revenue for the latter period.

During the year ended December 31, 2015, we executed 130 new distributed-class turbine sales orders. During the year ended December 31, 2014, we executed 150 new distributed-class turbine sales orders. Our deferred revenue balance associated with Product Sales and Service at December 31, 2015 was $9.6 million which is included in the backlog value disclosed above. At December 31, 2014, such balance was $8.5 million.

Technology Licensing Revenue

Technology licensing revenue increased by $1.1 million to $4.7 million for the year ended December 31, 2015 from $3.6 million for the same period in 2014. This increase is attributed to recognizing $2.7 million in license and $2.0 million in royalty revenues related to our licensing agreement with a significant customer. For the year ended December 31, 2014 revenues related to our licensing agreement with this customer were $2.6 million in license fees and $0.3 million in royalty revenues, the license fees related to a $0.6 million generator development agreement entered into in 2013, as well as $0.1 million in license fees from other smaller license agreements. Our deferred revenue balance associated with Technology Licensing was $0 as of December 31, 2015. At December 31, 2014, such balance was $0.2 million.

Technology Development Revenue

Technology development revenue increased by $1.9 million to $5.1 million for the year ended December 31, 2015 from $3.2 million for the same period in 2014. This increase is attributed to recognizing $5.1 million of revenue related to a contract with a significant customer to develop a 3.3 MW turbine executed in 2014. We determined that the contract milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. Our total deferred revenue balance associated with Technology Development was $0 and $1.7 million as of December 31, 2015 and 2014, respectfully.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively was unchanged for the year ended December 31, 2015 at $43.8 million from the year ended December 31, 2014.

A comparison of our costs of goods sold and cost of services for the year ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014	Change	% Change
		(As Restated)
Product Sales and Service	$41.6	$41.4	$0.2	0%
Technology Licensing	0.5	0.8	(0.3)	(38)
Technology Development	0.9	0.6	0.3	50
Shared Service	0.1	0.1	0.0	—
Unallocated	0.7	0.9	(0.2)	(22)

Total	$43.8	$43.8	$0.0	0%

Product Sales and Service Cost of Goods and Costs of Service Sold

Product sales and service cost for the year ended December 31, 2015 increased by $0.2 million to $41.6 million from $41.4 million for the same period in 2014. The increase is attributed to the mix of units between years partially offset by higher Blade costs incurred as compared to the year ended December 31, 2014, as a result of our primary blade supplier ceasing operations in February 2015. In addition, we incurred one-time costs to transition to two new blade suppliers during the year. Our cost of goods sold was $38.0 million for product sales along with $3.6 million of related service costs for the year ended December 31, 2015 and $38.5 million for product sales and $2.9 million for related service costs for the same period in 2014.

Technology Licensing Cost of Service

Technology licensing cost of services for the year ended December 31, 2015 decreased by $0.3 million to $0.5 million from $0.8 million for the same period in 2014. The decrease reflects reduced costs associated with license milestone and royalty revenue in the year ended December 31, 2015 as compared to 2014.

Technology Development Cost of Service

Technology development cost of services for the year ended December 31, 2015 increased by $0.3 million to $0.9 million from $0.6 million for the same period in 2014. This increase is related to increased activity related to development of a 3.3 MW turbine.

Shared Service

Shared service cost of services for the year ended December 31, 2015 remained consistent at $0.1 million compared to the same period in 2014.

Unallocated

The costs from unallocated expenses for the year ended December 31, 2015 decreased by $0.2 million to $0.7 million from $0.9 million for the same period in 2014. This reflects lower property depreciation as the production facility was sold in June 2014.

Segment Gross Profit (Loss) (dollars in millions)

	Year Ended December 31,
	2015	2014	Change	% Change
		(As Restated)
Product Sales and Service	$2.5	$5.8	$(3.3)	(57)%
Technology Licensing	4.3	2.8	1.5	54
Technology Development	4.2	2.6	1.6	62
Shared Service	(0.1)	(0.1)	0.0	—
Unallocated	(0.7)	(0.9)	0.2	22

Total	$10.2	$10.2	$(0.0)	0%

Product Sales and Service

Gross profit from product sales and service for the year ended December 31, 2015 decreased by $3.3 million to $2.5 million compared to $5.8 million for the same period in 2014. This change was principally due to a decrease in sales of distributed-class turbines and non-turbine products of $3.0 million, combined with higher cost of goods sold of $0.2 million in the year ended December 31, 2015.

Technology Licensing

Gross profit from technology licensing for the year ended December 31, 2015 increased by $1.5 million to $4.3 million from $2.8 million for the same period in 2014. The improvement is principally due to higher revenue recognition in 2015 from third party licensing and royalty arrangements along with lower related cost of sales.

Technology Development

Gross profit from technology development for the year ended December 31, 2015 increased by $1.6 million to $4.2 million compared to $2.6 million for the same period in 2014, principally due to higher revenues from contract technology development services provided to a significant customer in 2015.

Shared Service

Gross loss from shared service for the year ended December 31, 2015 remained consistent at $0.1 million as for the same period in 2014.

Unallocated

Gross loss from unallocated expenses for the year ended December 31, 2015 decreased by $0.2 million to $0.7 million from $0.9 million for the same time period in 2014.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $1.4 million or 29% to $3.4 million for the year ended December 31, 2015 as compared to $4.8 million for the same time period in 2014. The reduction in research and development expense is primarily the result of a decrease in consulting expense of $0.6 million and a decrease in other research and development costs of $0.8 million, as a result of cost cutting measures.

Sales and Marketing

Sales and marketing expenses increased by $0.3 million or 8% to $4.2 million for the year ended December 31, 2015 from $3.9 million for the same period in 2014. The increase in sales and marketing expenses was driven by an expansion in worldwide business development efforts and resources.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, or 6% to $8.5 million for the year ended December 31, 2015 from $9.0 million for the same period in 2014. The decrease in our general and administrative expenses is primarily explained by a $0.9 million reduction in consulting and professional fees and $0.2 in other general and administrative expenses partially offset by recognizing $0.6 million in expenses related to an uncompleted capital raise in 2015.

Loss from Operations

Our loss from operations decreased by $1.6 million to $5.9 million for the year ended December 31, 2015 compared to $7.5 million for the year ended December 31, 2014. The change is partially due to a decrease in consulting and professional fees, and a $0.1 million decrease in other operating expenses.

Segment Income (Loss) from Operations (dollars in millions)

	Year Ended December 31,
	2015	2014	Change	% Change
		(As Restated)
Product Sales and Service	$(2.3)	$(1.4)	$(0.9)	(64)%
Technology Licensing	3.7	2.2	1.5	68
Technology Development	4.2	2.5	1.7	68
Shared Service	(8.6)	(8.5)	(0.1)	(1)
Unallocated	(2.9)	(2.3)	(0.6)	(26)

Loss from operations	$(5.9)	$(7.5)	$(1.6)	(21)%

Product Sales and Service

Loss from operations from product sales and service for the year ended December 31, 2015 increased by $0.9 million to a loss of $2.3 million compared to a loss of $1.4 million for the same period in 2014 principally due to the decrease in gross profit of $3.3 million from decreased sales partially offset by decreased operating expenses of $2.4 million.

Technology Licensing

Income from operations from technology licensing for the year ended December 31, 2015 increased by $1.5 million to income of $3.7 million compared to $2.2 million for the same period in 2014, due to an increase in gross profit of $1.5 million from increased revenue from license fees and royalties under our 2.X license agreement, and flat operating expenses for research and development expenses attributable to technology licensing in the year ended December 31, 2015.

Technology Development

Income from operations from technology development for the year ended December 31, 2015 increased by $1.7 million to $4.2 million compared to $2.5 million for the same period in 2014, due to an increase in gross profit of $1.7 million from increased development revenue in 2015.

Shared Services

Corporate shared general and administrative loss for the year ended December 31, 2015 increased by $0.1 million to $8.6 million compared to $8.5 million for the same period in 2014 principally due to a decrease in other corporate and shared services expenses of $0.1 million.

Unallocated

The loss from unallocated expenses for the year ended December 31, 2015 increased by $0.6 million to $2.9 million from $2.3 million as compared to the same period in 2014 due to an increase in VAT taxes expense of $0.4 million and expenses related to downsizing of $0.2 million in 2015.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions):

	Year Ended December 31,
	2015	2014	Change	% Change
		(As Restated)
Depreciation and amortization	$(0.8)	$(0.9)	$0.1	11%
Stock-based compensation	(0.9)	(0.9)	0.0	—
Other	(1.2)	(0.5)	(0.7)	(140)

Total charges	$(2.9)	$(2.3)	$(0.6)	26%

Other Expense and Income Tax Expense

Other expense for the year ended December 31, 2015 decreased by $0.1 million to $0.3 million from $0.4 million as compared to the same time period in 2014. This decrease is primarily the result of a $0.1 million decrease in interest expense in the year ended December 31, 2015 when compared to the same time period in 2014. Income tax expense increased to $1.6 million for the year ended December 31, 2015 as compared to $0.9 million for the same period in 2014. The increase is the result of Brazilian tax expense incurred on certain license and royalty revenue earned in Brazil in 2015.

Net Loss

Net loss decreased by $1.0 million, or 11%, to $7.8 million for the year ended December 31, 2015 from a net loss of $8.8 million for the same period in 2014. The decrease in our net loss for the year ended December 31, 2015 is primarily due to lower partially offset by higher income tax expense in 2015.

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

Non-GAAP Adjusted EBITDA (Loss) (dollars in millions)

	Year ended December 31,
	2015	2014
		(As Restated)
Net loss	$(7.8)	$(8.8)
Provision for income tax	1.6	1.0
Interest expense	0.2	0.3
Depreciation and amortization	0.8	0.9
Stock-based compensation	0.9	0.9
Loss on disposal	0.2	—
Non-cash implied license revenue	(0.6)	—

Total noncash addbacks, net	3.1	3.1

Non-GAAP Adjusted EBITDA Loss	$(4.7)	$(5.7)

Non-GAAP adjusted EBITDA was a loss of $4.7 million for the year ended December 31, 2015 and $(5.7) million for the same period in 2014. The change in non-GAAP adjusted EBITDA loss is primarily attributable to a decrease in net loss resulting from lower operating expenses for the period ending December 31, 2015 as compared to the same period in 2014 as well as $0.6 million of costs related to an uncompleted capital raise.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data (dollars in millions)

	Year ended December 31,
	2015	2014
		(As Restated)
Net loss	$(7.8)	$(8.8)
Net cash used in operating activities	(4.4)	(14.8)
Net cash (used in) provided by investing activities	(1.3)	0.2
Net cash (used in) provided by financing activities	(1.1)	23.3

Cash and Cash Equivalents

As of December 31, 2015, we had cash and cash equivalents of $6.3 million of which $0.4 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $13.1 million of which $0.3 million was held by a foreign subsidiary for the same period in 2014.

Prior to April 16, 2014, our principal source of liquidity had been private sales of convertible preferred stock. From inception to December 31, 2013, we completed four rounds of equity financing through issuance of our convertible preferred stock with total cash proceeds to us of $123.0 million. We also issued convertible notes totaling $6.5 million in two offerings during the year ended December 31, 2013. We closed a private equity placement in connection with the RTO. The private placement provided gross proceeds of CDN$24,500 (USD$22,273) received on April 16, 2014. Proceeds from our financing transactions have been used primarily to fund working capital needs and our operations. We have experienced recurring operating losses and had an accumulated deficit of $168.4 million as of December 31, 2015. In addition, we have experienced recurring negative operating cash flows, which have resulted in a decrease in our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty.

A substantial amount of our business in 2016 we expect to be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. We are pursuing economic hedging strategies, including increasing our euro-denominated costs and entering into euro-based forward contracts, however there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, impairment losses, share-based compensation, and changes in working capital and other activities. In addition to the increase in net loss, cash used in operations increased as described below as a result of working capital needs.

For the year ended December 31, 2015, net cash used in operating activities decreased by $10.4 million to $4.4 million from $14.8 million for the year ended December 31, 2014. The decrease in cash used in operating activities for 2015 is primarily due to the net loss incurred partially offset by the effect of changes in assets and liabilities resulting in a cash inflow of $3.4 million. Included in these changes were a decrease of $2.0 million in other assets and a decrease of $7.0 million in inventories partially offset by a $2.0 million increase in deferred costs and a $2.0 million decrease in customer deposits. These changes in cash from operations were funded in part by the $2.9 million draw on the line of credit as discussed below.

Investing Activities

Net cash used by investing activities was $1.3 million for the year ended December 31, 2015 as compared to net cash provided by investing activities of $0.2 million for the same period in 2014. In 2015 the Company purchased $1.3 million of property and equipment, while 2014 primarily reflects the cash proceeds from the sale-leaseback of the facility in Barre, Vermont, net by purchase of other property and equipment.

Financing Activities

For the year ended December 31, 2015, net cash used by financing activities was $1.1 million compared to net cash provided of $23.3 million for the year ended December 31, 2014. We had repayments of $18.7 million and borrowings of $17.6 million on our working capital revolving line of credit for the period ended December 31, 2015, while the in 2014 included proceeds from the private placement offering of $19.6 million and borrowings of $4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at December 31, 2015.

Contractual Obligations

As described below, our long-term debt obligations were zero as of December 31, 2015 and December 31, 2014. We have $2.9 million outstanding on our working capital revolving line of credit and a $0.6 million outstanding performance letter of credit and warranty guarantee, as of December 31, 2015, which is described below in the Comerica Credit Facility section.

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

Comerica Credit Facility

Our working capital line of credit is $6.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. The credit facility is scheduled to mature on September 30, 2016. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of December 31, 2015 and December 31, 2014, we had $2.9 million and $4.0 million, respectively, outstanding on the working capital revolving line of credit. At December 31, 2015, we had a net maximum supported borrowing base of $0.5 remaining. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At December 31, 2015, we had $0.6 million of such performance and warranty guarantees outstanding with two customers.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.5 million at all times. At December 31, 2015, we had unencumbered liquid assets having a value of $5.4 million.

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

As of December 31, 2015, we were in compliance with the covenants contained in our loan agreement. However, as of the date of filing this Annual Report on Form 10-K, the Company is not in compliance with certain reporting covenants due to the accounting matter identified in the Explanatory Note included herein, and the resulting delay in filing our 2015 Form 10-K and our Quarterly Financial Report on Form 10-Q for the quarter ended March 31, 2016. Comerica has been informed of the delay and has approved a waiver of the applicable reporting requirements until July 31, 2016 for the 2015 Form 10-K and August 15, 2016 for the March 31, 2016 Form 10-Q.

Our current line of credit expires on September 30, 2016. Based on our relationship with our lender we believe that we will be able to renew our line of credit prior to September 30, 2016 or obtain alternative financing. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

Results of Operations of the Year Ended December 31, 2014 and the Year Ended December 31, 2013

As disclosed in the Explanatory Note, the Company is restating previously issued financial statements as of and for the years ended December 31, 2013 and December 31, 2014 and the quarters for the fiscal periods within 2015 and 2014, as well as certain quarters in 2013. The following Management’s Discussion and Analysis for 2014 and 2013 has been restated. Please also see footnotes 2 and 19 of the consolidated financial statements for further details of the restatement.

Overview

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues from Product Sales and Services, Technology Licensing and Technology Development increased by $35.4 million, or 191%, to $54.0 million for the year ended December 31, 2014 from $18.6 million for the year ended December 31, 2013. Our overall backlog decreased by $4 million or 9% to approximately $43 million at December 31, 2014 as compared to approximately $47 million at December 31, 2013. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013	Change	% Change
	(As Restated)	(As Restated)
Product Sales and Service	$47.2	$18.1	$29.1	161%
Technology Licensing	3.6	—	3.6	100
Technology Development	3.2	0.5	2.7	540

Total	$54.0	$18.6	$35.4	190%

Product Sales and Service

Product sales and service revenue increased by $29.1 million to $47.2 million for the year ended December 31, 2014, from $18.1 million for the same period in 2013. The increase in our product sales and service revenue was primarily attributed to recognizing revenue on higher sales of our distributed-class turbines which totaled $40.2 million and an increase in sales of our non-turbine products which totaled $4.7 million for the year ended December 31, 2014 as compared to $17.2 million and $0 for turbines and non-turbine products, respectively, for the year ended December 31, 2013. In addition, related service revenue totaled $2.3 million for the year ended December 31, 2014 and $0.9 million for the same period in 2013. The 79 unit increase in turbine sales period over period reflects of growth in the business as well as the recognition of revenue for certain distributed-class turbines which were delivered just after December 31, 2013.

We executed fewer new distributed-class turbine sales orders during the year ended December 31, 2014, in comparison to the same period in 2013, principally due to the delay in Italian orders resulting from delays in the clarification of the feed-in-tariff applicable to these turbines. Our deferred revenue balance associated with product sales and service at December 31, 2014 was $8.5 million which is included in the backlog value disclosed above. At December 31, 2013, such balance was $5.6 million.

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

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively increased by $26.0 million or 146% in the year ended December 31, 2014 to $43.8 million as compared to $17.8 million in the year ended December 31, 2013.

A comparison of our costs of goods sold and cost of services for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013	Change	% Change
	(As Restated)	(As Restated)
Product Sales and Service	$41.4	$16.5	$24.9	151%
Technology Licensing	0.8	0.1	0.7	700
Technology Development	0.6	0.2	0.4	200
Shared Services	0.1	0.2	(0.1)	(50)
Unallocated	0.9	0.8	0.1	13

Total	$43.8	$17.8	$26.0	146%

Product Sales and Service Cost of Goods and Costs of Service Sold

Product sales and service cost for the year ended December 31, 2014 increased by $24.9 million to $41.4 million from $16.5 million for the same period in 2013. The increase in product sales and service cost is primarily attributed to the recognition of a higher volume related to our distributed-class turbine sales and increase sales of non-turbine products for the year ended December 31, 2014 as compared to the same period in 2013. Our cost of goods sold was $38.5 million for product sales along with $2.9 million for related service costs for the year ended December 31, 2014 compared to $14.2 million for product sales and $2.3 million for related service costs for the same period in 2013.

Warranty expense, a component of cost of sales, increased by $1.6 million to $1.9 million for the year ended December 31, 2014 from $0.3 million for the same period in 2013. This increase reflects the higher number of units for which a warranty obligation was incurred in 2014 as well as warranty accruals for non-turbine products.

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

Segment Gross Profit (Loss) (dollars in millions)

	Year Ended December 31,
	2014	2013	Change	% Change
	(As Restated)	(As Restated)
Product Sales and Service	$5.8	$1.6	$4.2	263%
Technology Licensing	2.8	(0.1)	2.9	2900
Technology Development	2.6	0.3	2.3	767
Shared Services	(0.1)	(0.2)	0.1	(50)
Unallocated	(0.9)	(0.8)	(0.1)	13

Total	$10.2	$0.8	$9.4	1175%

Product Sales and Service

Gross profit from product sales and service for the year ended December 31, 2014 increased by $4.2 million to $5.8 million compared to $1.6 million for the same period in 2013 principally due to an increase in sales of distributed-class turbines and non-turbine products of $29.1 million offset by higher cost of goods sold of $24.9 million in the year ended December 31, 2014.

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

Loss from Operations

Our loss from operations decreased by $6.7 million to $7.5 million for the year ended December 31, 2014 compared to $14.2 million for the same period in 2013. The decrease in loss is principally due to the increase in gross profit of $9.4 million partially offset by a $1.2 million increase in professional fees and consulting expense, a $0.6 million increase in R&D expense, a $1.4 million increase in compensation and benefits, and a $0.5 million decrease in other operating expenses.

Segment Income (Loss) from Operations (dollars in millions)

	Year Ended December 31,
	2014	2013	Change	% Change
	(As Restated)	(As Restated)
Product Sales and Service	$(1.4)	$(3.9)	$2.5	64%
Technology Licensing	2.2	(1.6)	3.8	238
Technology Development	2.5	0.3	2.2	733
Shared Services	(8.5)	(6.5)	(2.0)	(31)
Unallocated	(2.3)	(2.5)	0.2	8

Loss from operations	$(7.5)	$(14.2)	$6.7	47%

Product Sales and Service

Income from operations from product sales and service for the year ended December 31, 2014 increased by $2.5 million to a loss of ($1.4) million compared to a ($3.9) million loss for the same period in 2013 principally due to the increase in gross profit of $4.3 million from increased sales partially offset by increased operating expenses of $1.8 million attributable to product sales and service, to support the increase in business activity in 2014.

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

The table below breaks out the unallocated expenses by category for the periods reported.

	Year Ended December 31,
	2014	2013	Change	% Change
	(As Restated)
Depreciation and amortization	$(0.9)	$(1.0)	$0.1	10%
Share-based compensation	(0.9)	(0.7)	(0.2)	(29)
Non cash portion of restructuring charge	—	(0.1)	0.1	100
Asset held for sale loss	—	(0.8)	0.8	100
Other	(0.5)	0.1	(0.6)	(600)

Total charges	$(2.3)	$(2.5)	$0.2	8%

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

Net Loss

Net loss decreased by $5.8 million or 40%, to $8.8 million for the year ended December 31, 2014 from a net loss of $14.6 million for the same period in 2013.

The decrease in our net loss for the year ended December 31, 2014, is primarily due to the decrease in loss from operations of $6.7 million partially offset by an increase in other expense and income tax expense of $0.9 million.

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

Non-GAAP adjusted EBITDA Loss (dollars in millions)

	Year Ended December 31,
	2014	2013
	(As Restated)	(As Restated)
Net loss	$(8.8)	$(14.6)
Provision for income tax	1.0	—
Interest expense	0.3	0.5
Depreciation and amortization	0.9	1.0
Share-based compensation	0.9	0.7
Change in fair value of warrants	—	(0.2)
Non cash portion of restructuring charge	—	0.1
Asset held for sale loss	—	0.8

Total noncash addbacks	3.1	2.9

Non-GAAP Adjusted EBITDA Loss	$(5.7)	$(11.7)

Non-GAAP adjusted EBITDA was a loss of $5.7 million for the year ended December 31, 2014 and $11.7 million for the same period in 2013. The change in non-GAAP adjusted EBITDA loss is primarily attributable to a decrease in net loss resulting from higher sales in 2014.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data (dollars in millions)

	Year Ended December 31,
	2014	2013
	(As Restated)	(As Restated)
Net loss	$(8.8)	$(14.6)
Net cash used in operating activities	(14.8)	(6.1)
Net cash provided by (used in) investing activities	0.2	(0.4)
Net cash provided by financing activities	23.3	6.5

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

For the year ended December 31, 2014, net cash used in operating activities increased by $8.7 million to $14.8 million from $6.1 million for the year ended December 31, 2013. The increase in cash used in operating activities for 2014 is primarily due to the effect of changes in operating assets and liabilities resulting in a cash outflow of $9.2 million. Included in these changes were a $5.1 million increase in inventory driven by higher production volume as shipments to customers slowed, a $2.5 million increase in accounts receivable and an increase in unbilled revenues of $1.0 million which is partially offset by an increase in related rebates of $0.9 million, and a decrease of $5.3 million in customer deposits resulting from higher revenue recognition and the reclassification of some deposits to deferred revenue due to achieving shipment milestones. This increase of working capital was offset by an increase in deferred revenue and accrued expenses. These changes in cash from operations were funded in part by the $4.0 million draw on the line of credit noted below.

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Periodically, we evaluate our estimates, including those related to our accounts receivable, valuation allowance for inventories, useful lives of property and equipment and intangible assets, goodwill and long-lived assets, accruals for product warranty, estimates of fair value for share-based compensation, income taxes and contingencies, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable at the time they are made, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. Except for changes to our revenue recognition of international sales, there were no significant changes in our critical accounting policies during the year ended December 31, 2015 from the prior year end.

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

Virtually all of our turbine sales contracts include multiple elements that are delivered at different points of time. A deliverable element in an arrangement qualifies as a separate unit of accounting if the delivered item has value to our customer on a stand-alone basis. Our contracts are composed of three or four units of accounting: the turbine product, commissioning services, and frequently, but not always, installation and/or extended warranty services. Typically, the final 10% – 30% of the turbine value for billing is due subsequent to the shipping/delivery of a turbine to the customer. Our current policy states that, to the extent that the value ascribed to the product value at shipment (delivery) is greater than the value billed to date the difference is recognized as unbilled revenue if no collectability questions exist.

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

Accounts Receivable — Our customers operate primarily in the distributed energy market place and include wind developers and end users that cover multiple industries and geographic locations. Our products and services are sold under contracts with varying terms including contracts denominated in foreign currencies. As of December 31, 2015, 41% of our accounts receivable was denominated in euro, compared to 23% as of December 31, 2014. As of December 31, 2013, 60% of our accounts receivable was denominated in euro. We expect the proportion of foreign denominated account receivable to increase as we expand sales internationally. We record all accounts receivable in U.S. dollars and adjust the U.S. dollar amount monthly to account for changes in exchange rates. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on the value of our accounts receivable. We do not currently engage in any hedging strategies, but we may consider hedging strategies in the future.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. It also allows an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. The amendments in ASU 2014-08 are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We adopted this standard as of December 31, 2015. The impact of the adoption of this ASU on the Company’s results of operations, financial position, cash flows and disclosures will be based on its future disposal activity.

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

In March 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASE 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement — Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. It should be noted that although this guidance eliminates the concept of extraordinary items, the presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence has been retained and has been expanded to include items that are both unusual in nature and infrequent in occurrence. The nature and financial effects of each event or transaction is required to be presented as a separate component of income from continuing operations or, alternatively, in the notes to the financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The application of this ASU will not have an impact on our financial statements.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line of Credit Arrangements, Amendments to SEC Paragraph Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). This update amends SEC guidance regarding the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The FASB issued ASU 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 affects all SEC registrants and is effective immediately. The Company records debt issuance costs associated with line of credit arrangements as assets, and has been amortizing the deferred debt issuance costs over the term of the line of credit agreement. We adopted this standard effective January 1, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We adopted this standard effective October 1, 2015, with prospective application.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Northern Power Systems Corp.

We have audited the accompanying consolidated balance sheets of Northern Power Systems Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for the years then ended. Our audits also included the financial statement schedules of Northern Power Systems Corp. listed in Item 15(a)(2) as of and for the years ended December 31, 2015 and 2014. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Power Systems Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of and for the years ended December 31, 2015 and 2014, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the 2014 financial statements have been restated to correct the accounting for the timing of revenue recognition for the Company’s turbine sales and certain other misstatements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred recurring losses from operations, used cash in operations and has an accumulated deficit of $168.4 million as of December 31, 2015. The Company’s credit agreement is due to expire on September 30, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RSM US LLP

Boston, Massachusetts

July 25, 2016

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Northern Power Systems Corp.

We have audited the accompanying consolidated balance sheet of Northern Power Systems Corp. (formerly known as Wind Power Holdings, Inc.) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

As discussed in Note 2 to the consolidated financial statements, the 2013 consolidated financial statements have been restated to correct certain misstatements.

/s/ CohnReznick LLP

Hartford, Connecticut

April 14, 2014, except for the fourth paragraph of Note 11, which is as of September 3, 2014, and Note 2, the effects of which are as of July 25, 2016

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,333	$13,142	$4,534
Accounts receivable — net of allowance for doubtful accounts of $350, $187 and $103 at December 31, 2015, 2014 and 2013, respectively	3,046	3,491	1,175
Unbilled revenue	2,216	1,727	700
Inventories — net (Note 5)	9,233	16,456	11,682
Deferred costs	6,379	4,331	2,988
Prepaid expenses and other current assets	850	2,682	1,365

Total Current Assets	28,057	41,829	22,444
Property, plant and equipment — net (Note 7)	2,169	1,691	1,414
Intangible assets — net (Note 8)	928	474	509
Goodwill	722	722	722
Deferred income taxes (Note 14)	—	1,607	962
Asset held for sale (Note 7)	—	—	1,300
Other assets	—	217	231

Total Assets	$31,876	$46,540	$27,582

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Working capital revolving line of credit (Note 9)	$2,892	$4,000	$—
Current portion of long-term debt (Note 9)	—	—	141
Accounts payable	3,838	4,153	2,148
Accrued expenses (Note 10)	4,005	4,910	2,116
Accrued compensation	1,253	2,529	2,207
Deferred revenue	6,888	8,316	6,166
Deferred income taxes (Note 14)	—	1,769	1,110
Customer deposits	3,596	5,642	10,917
Liability for stock-based compensation (Note 12)	—	—	598
Other current liabilities	357	77	197

Total Current Liabilities	22,829	31,396	25,600

Deferred revenue, less current portion	2,718	2,041	1,163
Senior secured convertible notes (Note 9)	—	—	12,107
Long-term debt, less current portion (Note 9)	—	—	300
Deferred income taxes (Note 14)	175	—	—
Other long-term liability (Note 18)	245	308	258

Total Liabilities	25,967	33,745	39,428

Commitments and Contingencies (Note 18)
SHAREHOLDERS’ EQUITY (DEFICIENCY):
Voting common shares, no par value — Unlimited shares authorized; 23,173,884 and 22,764,353 shares issued and outstanding as of December 31, 2015 and 2014, respectively. Not authorized as of December 31, 2013	165,568	165,386	—
Common stock, $0.01 par value — 44,000,000 shares authorized; 12,840,187 shares issued and outstanding as of December 31, 2013. Not authorized as of December 31, 2015 and 2014.	—	—	128
Additional paid-in capital	8,713	7,972	139,804
Accumulated other comprehensive loss	(13)	—	—
Accumulated deficit	(168,359)	(160,563)	(151,778)

Total Shareholders’ Equity (Deficiency)	5,909	12,795	(11,846)

Total Liabilities and Shareholders’ Equity (Deficiency)	$31,876	$46,540	$27,582

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
REVENUES:
Product	$40,387	$44,933	$17,110
License	4,748	3,589	—
Design service	5,111	3,182	522
Service	3,769	2,327	934

Total revenues	54,015	54,031	18,566

Cost of product revenues	38,547	39,065	14,758
Cost of service revenues	5,271	4,733	3,012

Gross profit	10,197	10,233	796
OPERATING EXPENSES:
Sales and marketing	4,151	3,936	2,977
Research and development	3,390	4,751	4,238
General and administrative	8,536	9,015	6,938
Assets held for sale loss	—	—	768
Restructuring charges	—	—	70

Total operating expenses	16,077	17,702	14,991

Loss from operations	(5,880)	(7,469)	(14,195)
Change in fair value of warrants	—	—	172
Interest expense	(193)	(343)	(514)
Other expense	(152)	(23)	—

Loss before provision for income taxes	(6,225)	(7,835)	(14,537)
Provision for income taxes	1,571	950	35

NET LOSS	(7,796)	(8,785)	(14,572)
Other comprehensive loss
Change in cumulative translation adjustment	(13)	—	—

COMPREHENSIVE LOSS	$(7,809)	$(8,785)	(14,572)

Net loss applicable to common shareholders (Note 3)	$(7,796)	$(8,785)	$(18,259)
Net loss per common share
Basic and diluted	$(0.34)	$(0.44)	$(4.71)
Weighted average number of common shares outstanding
Basic and diluted	22,871,717	19,885,042	3,872,895

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Voting Common Shares — No Par		Class B Restricted Voting Common Shares — No Par		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE — January 1, 2013	22,376,146	$135,073	15,072	$—	—	$—	—	$—	$6,379	$—	$(137,206)	$4,246
Stock-based compensation expense	—	—	—	—	—	—	—	—	369	—	—	369
Change in the liability classification of stock-based compensation	—	—	—	—	—	—	—	—	266	—	—	266
April conversion of preferred stock to common stock	(5,531,240)	(34,166)	305,931	3	—	—	—	—	34,163	—	—	—
Warrant conversion	2,734,390	3,095	—	—	—	—	—	—	—	—	—	3,095
September automatic conversion of preferred stock to common stock	(18,329,219)	(86,907)	6,099,066	61	—	—	—	—	86,846	—	—	—
Series C-1 conversion to senior secured convertible notes	(1,250,077)	(17,095)	6,420,118	64	—	—	—	—	11,781	—	—	(5,250)
Net loss (As Restated)	—	—	—	—	—	—	—	—	—	—	(14,572)	(14,572)

BALANCE — December 31, 2013 (As Restated)	—	$—	12,840,187	$128	—	$—	—	$—	$139,804	$—	$(151,778)	$(11,846)
Stock based compensation expense	—	—	—	—	—	—	—	—	887	—	—	887
Reclassification of stock-based compensation liability to equity	—	—	—	—	—	—	—	—	598	—	—	598
Effect of reverse take- over	—	—	(12,840,187)	(128)	4,306,076	43,703	8,893,486	90,260	(133,937)	—	—	(102)
Common stock issued at $3.64, net of expenses	—	—	—	—	6,125,000	19,003	—	—	620	—	—	19,623
Conversion of senior secured convertible notes to common stock	—	—	—	—	1,016,534	3,700	2,368,221	8,620	—	—	—	12,320
Conversion of restricted class B voting common stock to common stock	—	—	—	—	11,261,707	98,880	(11,261,707)	(98,880)	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	55,036	100	—	—	—	—	—	100
Net loss (As Restated)	—	—	—	—	—	—	—	—	—	—	(8,785)	(8,785)

BALANCE — December 31, 2014 (As Restated)	—	$—	—	$—	22,764,353	$165,386	—	$—	$7,972	$—	$(160,563)	$12,795
Stock based compensation expense	—	—	—	—	—	—	—	—	920	—	—	920
Issuance of common stock – restricted shares	—	—	—	—	407,935	179	—	—	(179)	—	—	—
Proceeds from exercise of stock options	—	—	—	—	1,596	3	—	—	—	—	—	3
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	—		(7,796)	(7,796)

BALANCE — December 31, 2015	—	$—	—	$—	23,173,884	$165,568	—	$—	$8,713	$(13)	$(168,359)	$5,909

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(All amounts in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
OPERATING ACTIVITIES:
Net loss	$(7,796)	$(8,785)	$(14,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrants	—	—	(172)
Provision for inventory obsolescence	202	319	22
Provision for doubtful accounts	31	150	152
Stock-based compensation expense	920	887	701
Depreciation and amortization	790	942	985
Noncash restructuring charges	—	—	70
Noncash implied license revenue	(640)	(151)	—
Assets held for sale loss	—	—	768
Loss on disposal of assets	252	—	—
Deferred income taxes	14	14	8
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(75)	(3,493)	(866)
Other current and noncurrent assets	2,049	(1,303)	(534)
Inventories	7,019	(5,069)	(5,269)
Deferred costs	(2,048)	(1,343)	(1,704)
Accounts payable	(315)	2,005	1,549
Accrued expenses	(2,183)	3,309	1,556
Customer deposits	(2,047)	(5,275)	6,689
Deferred revenue and other short term liabilities	(469)	2,908	4,653
Other liabilities	(62)	50	(91)

Net cash used in operating activities	(4,358)	(14,835)	(6,055)

INVESTING ACTIVITIES:
Proceeds from sale of property, net	—	1,218	—
Purchases of property and equipment	(1,333)	(1,057)	(387)

Net cash (used in) provided by investing activities	(1,333)	161	(387)

FINANCING ACTIVITIES:
Proceeds from private placement equity financing, net	—	19,623	—
Proceeds from revolving line of credit	17,592	4,000	—
Repayments of revolving line of credit	(18,700)	—	—
Proceeds from the exercise of stock options	3	100	—
Proceeds from issuance of convertible notes	—	—	6,525
Proceeds from debt issuance	—	—	179
Debt principal payments	—	(441)	(184)

Net cash (used in) provided by financing activities	(1,105)	23,282	6,520

Effect of exchange rate change on cash	(13)	—	—
Change in cash and cash equivalents	(6,809)	8,608	78
Cash and cash equivalent — Beginning of Year	13,142	4,534	4,456

Cash and cash equivalent — End of Year	$6,333	$13,142	$4,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$53	$40	$50

Cash paid for income taxes	$45	$15	$24

Noncash financing activity:
Restricted stock awards	$179	$—	$—
Settlement of stock-based compensation liability awards with equity awards	$—	$598	$—
Conversion of debt to equity	$—	$12,320	$—
Issuance of options to placement agents	$—	$650	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

Northern Power Systems Corp. (together with its consolidated subsidiaries, “Northern Power Systems” or the “Company”) is a provider of advanced renewable power creation and power conversion technology for the energy sector. We design, manufacture and service next-generation Permanent Magnet Direct-Drive, or PMDD, wind turbines for the distributed wind market, and we currently license our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers on a global basis. We also provide technology development services for a wide variety of energy applications. With our predecessor companies dating back to 1974 and our new turbine development since 1977, we have decades of experience in developing advanced, innovative wind turbines, as well as technology for power conversion and integration with other energy applications.

The Company’s headquarters are in Barre, Vermont, with additional office space in Waltham, Massachusetts, Zurich, Switzerland, Bari, Italy, and Cornwall, U.K.

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

Going Concern — The Company has incurred operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs, if ever. Since inception, the Company has funded its net capital requirements with proceeds from private equity and public and debt offerings. At December 31, 2015, the Company has cash of $6.3 million and an accumulated deficit of $168.4 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with a review of our revenue recognition policy, in May 2016, the Company consulted with the Office of the Chief Accountant (the “OCA”) of the Securities and Exchange Commission on the proper timing of revenue recognition with respect to the delivery of our turbines purchased by customers outside the United States, where revenue for the turbine sale was recognized when title and risk of loss transfer to the customer at the time the turbine is shipped from our manufacturing facility in Vermont and a significant portion of cash has been collected, but the turbine does not arrive at the customer’s installation site until a subsequent fiscal quarter due to customers’ request to hold the product at the logistics warehouse or delay clearing product through customs (the “International Turbine Sales”). Prior to delivery to customer site the product must clear customs. Clearing customs is integral to meeting delivery and cannot be separated from the product and therefore, revenue cannot be recognized if the product is delayed at the logistics warehouse and not cleared through customs.

For deliveries to our international customers, the turbine is shipped to a third party logistics warehouse in the same country as the installation site, in which Northern Power rents space (the “Logistics Warehouse”), and where turbines are maintained while certain logistics events can be completed by customs and the customer, including inspection by customs officials, payment by the customer of VAT, and payment of duties (“Logistic Events”), and arrangements are made for land-based transit to the customer’s installation site. The customer determines when the turbine will depart the Logistics Warehouse to be installed at the installation site, which due to customer-driven decisions and events outside the control of Northern Power Systems, can be immediately after completing the Logistic Events, or some later date.

Based on discussions with the OCA, the Company concluded that for deliveries to international customers, the Company should recognize revenue at the time the turbine is shipped from the Logistics Warehouse, not as we had historically, at the time of shipment from the Company’s manufacturing facility.

As a result, adjustments arising from the international revenue restatement resulted in sales and their related costs being deferred and recognized in subsequent periods, once all revenue recognition criteria have been met. In addition, these adjustments did not affect the Company’s cash balances. As of December 31, 2015, a substantial portion identified remains deferred, pending final delivery. The corresponding cost of goods sold are reported as a component of deferred costs assets in the accompanying financial statements. All the deferred revenue and the deferred cost of goods sold have been classified as current, based on the Company’s assessment of when each particular transaction is anticipated to be recognized into revenue.

In addition to adjustments from the International Turbine Sales review, the Company has also recorded the impact of certain adjustments related to overstated prepaid taxes and fixed assets, which due to their immateriality, were not previously recorded. These adjustments impact cost of product revenues, general and administrative expenses, the provision for income taxes, and the related balance sheet accounts for fiscal years 2015, 2014 and 2013.

The net effects of all of the restatement adjustments on the statements of operations for 2014 and 2013 are as follows (amounts in thousands, except share and per share amounts):

	For the year ended December 31, 2014			For the year ended December 31, 2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
REVENUES:
Product	$47,427	$(2,494)	$44,933	$19,142	$(2,032)	$17,110
License	3,589	—	3,589	—	—	—
Design service	3,182	—	3,182	522	—	522
Service	2,327	—	2,327	934	—	934

Total revenues	56,525	(2,494)	54,031	20,598	(2,032)	18,566

Cost of product revenues	40,708	(1,643)	39,065	16,346	(1,588)	14,758
Cost of service revenues	4,733	—	4,733	3,012	—	3,012

Gross profit	11,084	(851)	10,233	1,240	(444)	796
OPERATING EXPENSES:
Sales and marketing	3,936	—	3,936	2,977	—	2,977
Research and development	4,751	—	4,751	4,238	—	4,238
General and administrative and other	9,030	(15)	9,015	6,938	—	6,938
Assets held for sale loss	—	—	—	768	—	768
Restructuring charges	—	—	—	70	—	70

Total operating expenses	17,717	(15)	17,702	14,991	—	14,991

Income /(loss) from operations	(6,633)	(836)	(7,469)	(13,751)	(444)	(14,195)
Change in fair value of warrants	—		—	172	—	172
Interest expense	(343)	—	(343)	(514)	—	(514)
Other expense	(23)	—	(23)	—	—	—

Loss before provision for income taxes	(6,999)	(836)	(7,835)	(14,093)	(444)	(14,537)
Provision for income taxes	895	55	950	35	—	35

NET LOSS	(7,894)	(891)	(8,785)	(14,128)	(444)	(14,572)
Other comprehensive loss
Change in cumulative translation adjustment	—	—	—	—	—	—

COMPREHENSIVE LOSS	$(7,894)	$(891)	$(8,785)	$(14,128)	$(444)	$(14,572)

Net loss applicable to common shareholders	$(7,894)	$(891)	$(8,785)	$(17,815)	$(444)	$(18,259)
Net loss per common share
Basic and diluted	$(0.40)	$(0.04)	$(0.44)	$(4.60)	$(0.11)	$(4.71)
Weighted average number of common shares outstanding
Basic and diluted	19,885,042	—	19,885,042	3,872,895	—	3,872,895

The net effects of all of the restatement adjustments on the balance sheets for 2014 and 2013 are as follows (in thousands):

	As of December 31, 2014			As of December 31, 2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$13,142	$—	$13,142	$4,534	$—	$4,534
Unbilled revenue	2,212	(485)	1,727	786	(86)	700
Deferred costs	1,062	3,269	4,331	1,443	1,545	2,988
Prepaid expenses and other current assets	2,737	(55)	2,682	1,365	—	1,365
Property, plant and equipment	1,854	(163)	1,691	1,414	—	1,414
Deferred income taxes	487	1,120	1,607	2,384	(1,422)	962
All other assets not listed above	21,360	—	21,360	15,619	—	15,619

Total Assets	$42,854	$3,686	$46,540	$27,545	$37	$27,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses	$5,050	$(140)	$4,910	$2,158	$(42)	$2,116
Deferred revenue, current	4,275	4,041	8,316	4,221	1,945	6,166
Deferred income taxes	649	1,120	1,769	2,532	(1,422)	1,110
All other liabilities not listed above	18,750	—	18,750	30,036	—	30,036

Total Liabilities	28,724	5,021	33,745	38,947	481	39,428
Total Shareholders’ Equity	14,130	(1,335)	12,795	(11,402)	(444)	(11,846)

Total Liabilities and Shareholders’ Equity	$42,854	$3,686	$46,540	$27,545	$37	$27,582

The net effects of all of the restatement adjustments on the statements of cash flows for 2014 and 2013 are as follows (in thousands):

	For the year ended December 31, 2014			For the year ended December 31, 2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net loss	$(7,894)	$(891)	$(8,785)	$(14,128)	$(444)	$(14,572)
Adjustments to reconcile net loss to net cash provided by operating activities	2,162		2,162	2,534		2,534
Changes in assets and liabilities	(9,103)	891	(8,212)	5,539	444	5,983
Cash flows used in operating activities	(14,835)	—	(14,835)	(6,055)	—	(6,055)
Cash flows provided by investing activities	161	—	161	(387)	—	(387)
Cash flows provided by financing activities	23,282	—	23,282	6,520	—	6,520
Cash and cash equivalents, beginning of year	4,534	—	4,534	4,456	—	4,456

Cash and cash equivalents, end of year	$13,142	$—	$13,142	$4,534	$—	$4,534

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Basis of Presentation — The Company presents its financial information in accordance with accounting principles generally accepted in the United States, U.S. GAAP (or “GAAP”). The Company has three operating segments: Product Sales and Service, Technology Licensing and Technology Development. The Company also has corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments.

All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition — The Company generates revenue from three principal sources: product sales and services, technology licensing, and technology development. Revenues from product sales are recognized when delivery has occurred under completely executed sales agreements with selling prices fixed or determinable, and for which collectability is reasonably assured. Revenues from service, design activities, and repair time are recognized as work is performed and collectability is reasonably assured. For certain international turbine sales, the Company provides logistics services, (including shipment and warehousing), and assistance with customer clearance if requested. These services are integral to meeting delivery and cannot be segregated from the turbine product. The Company recognizes revenue for the turbine product once it has cleared customs and been shipped from the logistics warehouse. During 2015, 2014 and 2013, service revenues were related primarily to commissioning activities as well as revenue generated from extended warranties and maintenance and service contracts.

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

Revenue recognition for product sales is deferred until all revenue recognition criteria have been met. The Company seeks to make the timing for which the criteria are met consistent across sales agreements; however, the timing may differ as a result of contract negotiations. As of December 31, 2015, 2014 and 2013 total short and long-term deferred revenue was $9,606, $10,357, and $7,329, respectively. Costs deferred related to product sales as of December 31, 2015, 2014 and 2013, were $6,379, $4,331, and $2,988, respectively. Amounts received from customers in advance of shipment of $3,596, $5,642, and $10,917, as of December 31, 2015, 2014 and 2013, respectively, are recorded as customer deposits. Customers may also elect to purchase extended warranty agreements that are deferred and recognized over the third through the fifth year of a turbine’s life.

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

Goodwill represents the excess of the fair value of the consideration exchanged in a business combination over the fair value of the net assets acquired, and is tested for impairment at least annually. The Company’s $722 of goodwill reported on the December 31, 2015, 2014 and 2013 balance sheets is a result of the purchase of the assets and the assumption of certain specified liabilities as part of the acquisition on August 15, 2008. During the quarter ended September 30, 2015, the Company changed the date of our annual impairment test from September 30 to November 30. The change was made to more closely align the impairment testing date with our annual budgeting and forecasting process, provide a shorter time period to year end, and move the analysis after the third quarter. We believe the change in our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively.

During the fourth quarter of 2015, the Company updated its impairment analysis by performing a quantitative, step-one, analysis of goodwill as a result of the presence of potential impairment indicators. Based on this analysis the Company concluded that there was no impairment of goodwill in 2015 and 2014.

Recoverability of long lived assets is assessed when events have occurred that may give rise to impairment. The Company determined that an impairment indicator existed during the fourth quarter of 2015, which necessitated an impairment review of long-lived assets. The Company compared the estimated undiscounted net cash flows of the asset groups to the current carrying value of the assets groups and concluded that there was no impairment of the asset groups as the future undiscounted cash flows exceeded carrying value as of December 31, 2015.

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

Warrants Classified as Liabilities — The Company’s Warrants, when outstanding, represented a free-standing financial instrument that did not qualify for equity classification pursuant to ASC 815-40 and were therefore presented as a liability which was revalued periodically, and as of the reporting dates of these financial statements. The Company accounted for these liability classified warrants by recording them initially at fair market value estimated using the Black-Scholes option pricing model. The Company revalued the warrants periodically and any resulting change in the fair value of the warrants was recorded within the statements of operations, presented as a separately disclosed item. Warrants were also revalued immediately prior to any exercises of warrants and as of each reporting date. The Company recorded a change in fair value of warrants of $172 for the year ended December 31, 2013. There were no outstanding warrants as of December 31, 2015, 2014 and 2013.

Restructuring Costs — The Company follows the guidance of ASC 420, Exit or Disposal Cost Obligations, which addresses the treatment of costs incurred for terminating employees, canceling contracts, consolidating facilities, as well as ASC 360-10-35-15, Impairment or Disposal of Long-lived Assets, to account for any disposal of fixed assets. The Company provides for costs of a restructuring when the restructuring plan is finalized and a liability has been incurred. See Note 6 — Restructuring for further details on the Company’s restructuring activities.

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

Concentration of Credit Risk — The Company’s customers operate primarily in the distributed energy market and include wind developers and end users that cover multiple industries and geographic locations. The Company’s products and services are sold under contracts with varying terms including contracts denominated in foreign currencies. For the years ended December 31, 2015, 2014 and 2013, 39%, 32% and 47%, respectively, of the Company’s revenues were denominated in foreign currency, primarily in euros. If the Company continues to increase the percentage of contracts denominated in foreign currencies, gains or losses due to fluctuations in currency exchange rates could become increasingly material.

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

During the year ended December 31, 2015, one customer accounted for 18% and another for 12% of revenue. The Company had no other customers representing more than 10% of revenue. One customer accounted for 17% of total revenue for year the ended December 31, 2014. One customer accounted for 15% of total revenue and a second customer accounted for 12% of total revenue for the year ended December 31, 2013.

As of December 31, 2015 the Company had one customer representing 24% and one 17% of accounts receivable. As of December 31, 2014, the Company had one customer representing 37% of accounts receivable. No other customer accounted for more than 10% of accounts receivable. As of December 31, 2013, the Company had one customer representing 54% of accounts receivable and a second customer representing 17% of accounts receivable. No other customer accounted for more than 10% of accounts receivable.

Shipping and Handling — Shipping and handling costs for wind turbine products are included in cost of product revenues.

Net Loss per Share — The Company determines basic loss per share by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period.

Diluted loss per share is determined by dividing loss attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the years ended December 31, 2015, 2014 and 2013 all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of basic and diluted net loss per share are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
Basic earnings per share calculation Numerator
Net loss	$(7,796)	$(8,785)	$(14,572)
Series A preferred stock dividends	—	—	(1,810)
Series B preferred stock dividends	—	—	(1,556)
Series C preferred stock dividends	—	—	(321)

Net loss attributable to common shareholders	$(7,796)	$(8,785)	$(18,259)

Denominator
Weighted average common shares outstanding — Basic and diluted	22,871,717	19,885,042	3,872,895
Net loss per share-Basic and diluted	$(0.34)	$(0.44)	$(4.71)

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

The following potentially dilutive securities were excluded from the calculation of dilutive weighted average shares outstanding because they were considered anti-dilutive due to the Company’s loss position:

	December 31, 2015	December 31, 2014	December 31, 2013
Common share options	2,900,211	2,806,785	1,667,780

Total potentially dilutive securities	2,900,211	2,806,785	1,667,780

The Company has 367,500 placement agent options outstanding as of December 31, 2015. These placement options expired on March 17, 2016. In addition, as described in Note 12, the Company has 2,532,711 options outstanding as of December 31, 2015 related to the 2014 NPS Corp. plan. Such options are considered to be potentially dilutive securities. As of December 31, 2014 there were 2,403,347 and 35,938 options outstanding under the 2014 NPS Corp. and Mira III plans, respectively. As of December 31, 2013 there were 55 and 1,667,725 shares outstanding under the 2008 Plan and the 2013 WPHI Plan, respectively.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. It also allows an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. The amendments in ASU 2014-08 are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We adopted this standard as of December 31, 2015. The impact of the adoption of this ASU on the Company’s results of operations, financial position, cash flows and disclosures will be based on its future disposal activity.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. Early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date (December 15, 2015). The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

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

In March 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement — Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. It should be noted that although this guidance eliminates the concept of extraordinary items, the presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence has been retained and has been expanded to include items that are both unusual in nature and infrequent in occurrence. The nature and financial effects of each event or transaction is required to be presented as a separate component of income from continuing operations or, alternatively, in the notes to the financial statements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update. The application of this ASU will not have an impact on the Company’s financial statements.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line of Credit Arrangements, Amendments to SEC Paragraph Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). This update amends SEC guidance regarding the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The FASB issued ASU 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 affects all SEC registrants and is effective immediately. The Company accounts for debt issuance costs associated with line of credit arrangements as assets and has been amortizing the deferred debt issuance costs over the term of the line of credit agreement. We adopted this standard effective January 1, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We adopted this standard effective October 1, 2015, with prospective application.

4.	FAIR VALUE MEASUREMENT

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit and debt. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of December 31, 2015, 2014 and 2013, approximate fair value due to their short-term nature and are classified within Level 3 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents consist of principally FDIC insured certificates of deposits.

Debt and Senior Secured Convertible Notes — The carrying values of the Company’s non-convertible debt approximate fair value. This is explained by the market value interest rates on such debt and the relatively low outstanding debt balances. In April 2014, as part of the reverse takeover, the Company’s Senior Secured Convertible Notes were converted to common shares at the face value of the notes plus accrued interest, which equaled carrying value, at the then current share price. This supported a fair value equal to carrying value because the note holder received common shares with a fair value equal to the carrying value of the notes. Furthermore, the share price was determined through offers to buy and sell shares on a public equity exchange. The fair value as of December 31, 2013 was calculated via a Probability Weighted Expected Return Method (PWERM) which utilized the Company’s then current overall valuation. The PWERM (level 3) applied a range of probabilities to a set of possible outcomes and attributed a value applicable to the Senior Secured Convertible Notes and to the common shares (the only other material equity interest in the Company at that time) in the event of each outcome. The Company determined that the PWERM was the most reliable approach given the complexity of the terms of the Senior Secured Convertible Notes, which could participate in any distribution as a holder of a liquidation preference or an equity participant, depending on the circumstances. The probabilities and weightings used in the analysis were based on management’s views of the opportunities available to the Company at that time for raising capital required to meet its plans, as well as a review of the outcomes to the Senior Secured Convertible Notes and common shares that would result from the selected scenarios. The PWERM was readily applicable to scenarios that resulted in immediate returns to the equity owners, so for those scenarios that would result in a continuing illiquid interest in the common shares, the option price method (or OPM) was employed. This combination of the OPM with the PWERM is sometimes referred to as a hybrid valuation method. The OPM treated the common shares interest as a “call option” on the Company’s overall enterprise value, determining the residual value to the common shares in the event that the Company was successful enough to satisfy the obligations due on the senior securities — in this case the holders of the Company’s Senior Secured Convertible Notes.

Fair value and carrying value of the Company’s debt as of December 31, 2013 follows:

	Fair Value	Carrying Value
Senior Secured Convertible Notes — Mature in less than 1 Year	$17,712	$12,107
Current maturities of long-term debt	141	141
Long-term debt	300	300

Total	$18,153	$12,548

There was no outstanding long-term debt as of December 31, 2015 or 2014.

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

During 2014, the Company entered into a technology development contract with a customer that will result in the Company receiving a royalty free license upon successful completion of the development. The Company determined the value of this license using a probability weighted analysis. The analysis applied a range of possibilities to a set of possible outcomes and attributed a value in the event of each outcome. The probabilities and weightings used in the analysis were based on management’s views of the opportunities that will be available to the Company upon completion of the contract and receipt of the license, as well as a review of the outcomes that would result from the selected scenarios. The Company determined this was the most reliable approach to value the license. The license will be accreted to full value over the development period of the contract and will subsequently be amortized over is estimated useful life at the time. The value assigned to the license at December 31, 2015 and December 31, 2014 is $792 and $151 respectfully, represents a fair value measurement on a nonrecurring basis and is included in intangible assets on the accompanying consolidated balance sheet. Due to the unobservable key inputs to the analysis, the license has been classified as level 3.

In 2015, the Company entered into foreign currency forward contracts and no-cost collars, usually with one to three month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.

There were no outstanding contracts as of December 31, 2015. Net losses of $21 thousand and net gains of $13 thousand related to these contracts were recognized as a component of other expense, net for the year ended December 31, 2015.

5.	INVENTORIES

Inventories, net of reserves, as of December 31, 2015, 2014 and 2013 consist of:

	December 31, 2015	December 31, 2014	December 31, 2013
Raw materials	$3,298	$5,383	$2,511
Work in process	1,170	2,090	1,124
Finished goods	5,081	9,548	8,610
Allowance for obsolescence	(316)	(565)	(563)

Total inventory — net	$9,233	$16,456	$11,682

For the year ended December 31, 2015, 2014 and 2013, the Company recorded an inventory provision of approximately $202, $319, and $22, respectively.

6.	RESTRUCTURING

In April 2012, the Company committed to a restructuring plan for its utility-class wind business, changing the nature of its operations from being primarily a designer and developer of utility scale wind turbines to a provider of licensing and co-development for wind applications and engineering services for other applications. These actions resulted in the reduction of approximately 40% of the Company’s total headcount and the closure of a manufacturing facility. The restructured business continued to operate under the Northern Power System Utility Scale, Inc. legal entity through December 31, 2013, and after such date it transitioned to operate within Northern Power Systems, Inc. with the merger of those two subsidiaries effective on such date. In association with this restructuring, for the year ended December 31, 2013, the Company recorded restructuring charges in the aggregate amount of $70. Workforce-related activity includes stock compensation charges for certain modifications made to executive option grants as part of the restructuring. These options were accounted for as liability awards and marked to market through the statements of operations for subsequent changes in fair value for such time as they were liabilities in nature. These awards were exchanged for awards determined to be equity classification on January 1, 2014. As such there will be no additional expense associated with these options and the accrued liability of $246, as of the exchange date, was classified as a stock based compensation liability, was reclassified to additional paid-in capital.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at December 31, 2015, 2014 and 2013 consist of:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)
Lease improvements	$75	$70	$30
Machinery and equipment	2,453	1,817	1,710
Patterns and tooling	1,615	1,617	880
Office furniture and equipment	424	424	424
Information technology equipment and software	848	1,282	1,149
Field service spare parts	122	122	121

	5,537	5,332	4,314
Less accumulated depreciation	(3,368)	(3,641)	(2,900)

Total property, plant and equipment, net of depreciation	$2,169	$1,691	$1,414

Depreciation expense was $603, $756, and $798 for the years ending December 31, 2015, 2014 and 2013, respectively.

In 2015, the Company disposed of equipment, patterns and tooling with a cost of $1,128 and a net book value of $252.

In 2014, the Company accelerated the depreciation on the remaining net book value of a test unit of its distributed class turbine of $139.

In 2013, the Company accelerated the depreciation on the remaining net book value of a test unit of its distributed class turbine of $179.

On December 12, 2013 the Board of Directors of the Company approved a plan to sell its corporate headquarters and production facility located at 29 Pitman Road, Barre, Vermont. The Company marketed such facility through a real estate broker which initially found three potential purchasers. The Company believes that effective December 12, 2013, the facility became an asset held for sale based upon the decision of the Company’s board of directors at such time, as well as meeting the other criteria in ASC 360-10-45-8,

Impairment and Disposal of Long-Lived Assets — Other Presentation Matters — Long-Lived Assets Classified as Held for Sale. Therefore the Company reclassified the land, building, and building improvements as well as associated accumulated depreciation from property, plant and equipment to assets held for sale as of December 31, 2013. In June 2014, the building was sold for $1,300 and the Company leased the facility back from the buyer for up to a five year term. The Company has the right to terminate the lease, without penalty, upon at least six months’ prior notice effective at the end of the second, third or fourth year of the lease term. As such the Company considers the lease to be an operating lease in accordance with ASC 840. The Company may relocate to other more suitable production and technology space within the state of Vermont or may remain in the Barre facility for some or all of the duration of the lease term. See Note 18 — Commitments and Contingencies for further details on this topic.

8.	INTANGIBLE ASSETS

Intangible assets consist of:

	December 31, 2015
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Period
Core technology	.7 years	$978	$(865)	$113
Trade name	1.7 years	89	(66)	23
Royalty license	See below	792	—	792

		$1,859	$(931)	$928

	December 31, 2014
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	1.7 years	$978	$(691)	$287
Trade name	2.7 years	89	(53)	36
Royalty license	See below	151	—	151

		$1,218	$(744)	$474

	December 31, 2013
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	2.7 years	$978	$(518)	$460
Trade name	3.7 years	89	(40)	49

		$1,067	$(558)	$509

As part of an agreement with WEG Equipamentos Elétricos S.A. to develop a 3.3 MW wind turbine, the Company has recorded an intangible asset of $792 and $151 as of December 31, 2015 and 2014, respectively, representing the earned value of the royalty free license the Company will receive upon completion of the development project. The Company’s estimate of the total value of this intangible asset will be capitalized over the period of the development project. Amortization of the intangible asset will commence as the Company completes the project and has the ability to license/sell the 3.3 MW wind turbine.

Amortization expense as of December 31, 2015, 2014 and 2013 totaled $187, $186 and $187, respectively.

The expected aggregate future amortization expense, excluding amortization expense related to the royalty license, is as follows.

Years	Amortization
2016	$128
2017	8
Beyond	792

$928

9.	DEBT

Debt at December 31, 2015, 2014 and 2013 consists of:

	December 31, 2015	December 31, 2014	December 31, 2013
Working capital revolving line of credit	$2,892	$4,000	$—
VEDA Barre, Vermont facility mortgage	—	—	346
ICC insurance premium loan	—	—	95

Total debt	2,892	4,000	441
Less current portion	(2,892)	(4,000)	(141)

Long-term debt	$—	$—	$300

Senior secured convertible notes, due June 30, 2014	$—	$—	$12,107

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

In April 2015, the Company amended its foreign working capital revolving line of credit with Comerica to extend the maturity date of June 30, 2015 by 15 months to September 30, 2016. The line of credit remains at $6,000, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. All other significant terms of the line of credit remained the same. The renegotiated loan agreement with Comerica contains a financial covenant which requires the Company to maintain unencumbered liquid assets having a value of at least $1,500 at all times. In association with this agreement, the Company has pledged not less than 65% of the capital stock of Northern Power Systems Limited, a wholly-owned subsidiary of the Company as collateral.

At December 31, 2015, there was $2,892 outstanding on the revolving line of credit as well as approximately $555 outstanding in performance and warranty letters of credit guaranteed on behalf of two customers and the Company had a net maximum supported borrowing base, in excess of loans outstanding, of $516.

As of December 31, 2015, the Company was in compliance with the covenants contained in our loan agreement. However, as of the date of filing this Annual Report on Form 10-K, the Company is not in compliance with certain reporting covenants due to the accounting matter identified in the Explanatory Note included herein, and the resulting delay in filing our 2015 Form 10-K. Comerica has been informed of the delay and has approved a waiver of the applicable reporting requirements until July 31, 2016 for the Form 10-K and August 15, 2016 for the March 31, 2016 Form 10-Q.

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

The Company closed a $4,525 convertible note offering in April 2013, and then closed a further $2,000 offering in September 2013. In both the April 2013 and the September 2013 offerings, the notes were offered to existing shareholders. Upon the closing of the September 2013 offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 preferred stock (Series A, B and C-2 preferred stock were not converted into notes). This non-cash conversion increased total convertible notes outstanding by an additional $5,250.

The convertible notes bore interest at a rate of 6% per annum payable upon maturity or conversion to equity securities. The notes contained a provision by which the outstanding principal and accrued interest on these notes would automatically convert into equity securities issued by the Company in a subsequent “Qualified Financing” (defined as a future equity financing resulting in aggregate gross proceeds of at least $10,000 or any other future equity financing that is approved by the Company and holders of at least 60% of the aggregate principal amount of the convertible notes) at the same price at which the shares issued in the qualified financing are sold. Such a Qualified Financing occurred April 16, 2014 as described in Note 11 — Capital Structure. In the event the notes were not converted, as outlined above, the principal balance along with any accrued interest would have become due and payable on June 30, 2014. The convertible notes were collateralized by a pledge of the capital stock of Northern Power Systems and certain intellectual property of Northern Power Systems. The Company determined that the embedded equity-linked component did not contain a net settlement provision as defined by ASC 815-10-15-00 and therefore, did not meet the definition of a derivative under ASC 815-10-15-83. As a result, under the guidance at ASC 815-15-25-1 the Company was not required to separate the equity-linked component from the debt host. These convertible notes had the characteristics of conventional debt described in ASC 470-20 as follows: (1) the conversion feature is settled in shares; (2) there is an absence of a cash conversion feature; (3) the note holders cannot obtain shares at below market price; and (4) the issuer must deliver shares upon conversion. Therefore, the Company accounted for these notes as traditional debt recorded at face value upon issuance. Due to the “Qualified Financing” reverse takeover transaction, these notes were converted to equity in April 2014, and have therefore been classified as long-term on the accompanying condensed consolidated balance sheet as of December 31, 2013.

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

The formerly outstanding warrants to purchase Series C-2 preferred stock, were amended pursuant to the April 2013 convertible note offering to provide that warrants held by shareholders who did not participate in the convertible note financing expired 30 days after the closing of the financing. To the extent that a shareholder purchased a portion but not all of its pro-rata share, the warrants representing that proportion of under participation expired 30 days after the closing of the financing.

In the September 2013 offering, the notes were also offered to existing shareholders. Investors in the September 2013 offering also were issued an aggregate of 6,420,118 shares of common stock. Upon the closing of the September 2013 offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 Series preferred stock (Series A, B and C-2 preferred stock were not converted into notes). This non-cash conversion increased total convertible notes outstanding by an additional $5,250 with excess face value of C-1 series shares applied to additional paid–in capital. Although the fair value of the Series C-1 preferred stock exceeded the face value of the resulting convertible notes at time of conversion, the Company elected to record the resulting notes at face value rather than fair value because the transaction was with a related party. Relevant disclosures are included in Note 15 — Related-Party Transactions. The convertible notes balance at December 31, 2013 was $12,107, which includes accrued interest expense of $331.

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

10.	ACCRUED EXPENSES

Accrued expenses consist of:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
Accrued warranties	$2,171	$1,637	$503
Accrued rebates, allowances and discounts	20	931	12
Other accrued expenses	1,814	2,342	1,601

Total accrued expenses	$4,005	$4,910	$2,116

Changes in the Company’s product warranty accrual during 2015, 2014 and 2013 consisted of the following:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
Beginning balance	$1,637	$503	$571
Provisions, net of reversals	1,802	1,797	180
Settlements	(1,268)	(663)	(248)

Ending balance	$2,171	$1,637	$503

11.	CAPITAL STRUCTURE

Reverse Take Over Transaction — On April 16, 2014, WPHI consummated a Merger with NPS (formerly Mira III). Under the Merger Agreement, WPHI exchanged 12,840,187 of its shares of common stock, constituting all of its outstanding shares for NPS common shares. As a result holders of WPHI stock received 3,946,701 voting common shares and 8,893,486 class B restricted voting common shares which are convertible into voting common shares on a one-for-one basis at the option of the holder thereof at any time after July 15, 2014. During the year ended December 31, 2014, 11,261,707 of class B restricted voting common shares were converted into the same number of voting common shares. At the time of the transaction Mira III had 359,375 common shares outstanding which were exchanged on a one-for-one basis for the same number of voting common shares of NPS. WPHI’s Senior Secured Convertible Notes with a carrying value of $12,320 were converted into 1,016,534 voting common shares and 2,368,221 class B restricted voting common shares. Finally, the outstanding stock options held by former directors and officers of Mira III and a placement agent from Mira III’s initial public offering were split into 43,125 options.

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

New Capital Structure

Common Shares-No Par — In connection with the RTO the Company’s resulting authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of December 31, 2015, there were 23,173,884 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding. The class B restricted voting shares were convertible into voting common shares on a one-for-one basis at the option of the holder thereof at any time after July 15, 2014. The holders of the class B restricted voting shares are entitled to receive notice of and to attend all meetings of the Company’s shareholders and to vote on all matters properly presented at any such meeting, provided that the holders of the class B restricted voting shares are not entitled to vote for the election or removal of the Company’s directors. On November 20, 2014, the Company exercised its option to convert all outstanding class B restricted voting shares to common shares, effective November 30, 2014.

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

2013 Recapitalization — As presented in Note 9 — Debt, the Company closed two offerings of convertible notes during 2013. Investors in the September offering also were issued an aggregate of approximately 6.4 million shares of common stock. Upon the closing of the September offering, the shares of the Company’s formerly outstanding Series C-1 preferred stock held by investors participating in this note financing were converted into additional notes at the rate of one dollar face amount of convertible note for every three dollars in liquidation preference of Series C-1 preferred stock. This non-cash conversion increased total convertible notes outstanding by an additional $5,250. The convertible notes bore interest at a rate of 6% per annum payable upon maturity at June 30, 2014 or conversion to equity securities. These notes were set up to automatically convert into equity securities issued by the Company in a subsequent “Qualified Financing” (defined as a future equity financing resulting in aggregate gross proceeds of at least $10,000 or any other future equity financing that is approved by the Company and holders of at least 60% of the aggregate principal amount of the convertible notes). Simultaneously with the convertible note offering described above, all outstanding shares of Series A, Series B and Series C-2 preferred stock, together with all accumulated dividends thereon, were converted into shares of common stock based on an enterprise value of $50,000.

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

Series C Preferred Stock — In August 2011, WPHI sold units consisting of one share of Series C-1 preferred stock and a warrant to purchase four shares of Series C-2 preferred stock at an exercise price of $0.50 per share. The price per unit was $6.30. WPHI issued 1,608,322 shares of Series C-1 preferred stock, at a face amount of $6.30 per share, and warrants to purchase 6,433,288 shares of Series C-2 preferred stock (the “Warrants”) for aggregate cash consideration of $10,016, net of issuance costs of $115. All of such Series C-1, C-2 and Warrants were converted to shares of common stock or convertible notes as described above in the section 2013 Recapitalization and in Note 9 — Debt.

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

12.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

A summary of the stock option activity under the 2014 NPS Corp Plan through December 31, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2013	—	—	—	—
Assumed in reverse takeover	1,830,012	$1.78
Granted	636,500	$3.36
Exercised	(47,849)	$1.59
Canceled	(15,316)	$2.03

Outstanding — December 31, 2014	2,403,347	$2.20	5.97 years	$2,151
Granted	413,625	$0.49
Exercised	(1,596)	$1.59
Canceled	(282,665)	$2.38

Outstanding — December 31, 2015	2,532,711	$1.90	5.20 years	$—

Exercisable — December 31, 2015	1,532,792	$2.10	4.82 years	$—

Shares vested and expected to vest December 31, 2015	2,429,598	$1.92	5.17 years	$—

As of December 31, 2015 1,009,909 options were available for grant.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the year ended December 31, 2015 was $0.29 per share. At December 31, 2015, unrecognized stock-based compensation expense related to non-vested stock options is $935 which is expected to be recognized over the weighted-average remaining vesting period of 1.5 years.

The Company estimated the grant-date fair values of stock options granted in 2015, using the Black-Scholes option pricing model and the following assumptions:

	2015	2014
Expected volatility	76.0%	76.0% – 83.0%
Risk-free interest rate	1.09% – 1.59%	1.05% – 1.54%
Expected life (years)	4.5	3.5 – 4.5
Dividend yield	0.0%	0.0%

During the year ended December 31, 2015, the Company granted 407,935 restricted common shares to its non-employee directors under the 2014 NPS Corp Plan as part of each such director’s compensation for service on the Company’s Board of Directors. The fair value per share for each grant was $0.44. Each non-employee director received a grant of 15,000 restricted common shares, of which (for all but one director), 75% of the shares vested on September 30, 2015 with the remaining 25% vesting on December 31, 2015. For the other non-employee director, 50% of the shares vested on September 30, 2015 with the remaining 50% vesting on December 31, 2015. Several non-employee directors also elected to receive their annual retainer compensation in restricted shares, rather than cash. For each such grant, 50% of the total stock granted vested on the grant date of August 25, 2015, with the remaining 50% vesting in two equal installments on September 30, 2015 and December 31, 2015. There were no restricted share grants issued during the year ended December 31, 2014.

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the years ended December 31, 2015, 2014 and 2013. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the years ended December 31, 2015, 2014 and 2013:

	December 31, 2015	December 31, 2014	December 31, 2013
Cost of revenue	$31	$62	$71
Sales and marketing	68	79	43
Research and development	20	25	68
General and administrative	801	721	519

Total stock-based compensation expense	$920	$887	$701
Restructuring	—	—	75

	$920	$887	$776

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

Mira III Stock Option Awards — The former officers and directors of Mira III have 35,938 stock options fully vested as of April 16, 2014 which provided the option to purchase shares of the Company’s common shares at an exercise price of CDN$3.48 per share during a one year period ending on April 16, 2015. A placement agent from a previous offering had also been granted options to purchase 7,187 Mira III common shares which were exercised in April 2014 at an exercise price of CDN$3.48 per share. A summary of the former officers and directors of Mira III option activity for December 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price (CDN)	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value (USD)
Outstanding — December 31, 2013	—	$—	—	$—
Assumed in Reverse Takeover	43,125	$3.48
Granted	—
Exercised	(7,187)	$3.48
Canceled	—

Outstanding — December 31, 2014	35,938	$3.48	0.3 Years	—
Granted	—
Exercised	—
Canceled	(35,938)	$3.48

Outstanding — December 31, 2015	—	$—	—	$—

Exercisable — December 31, 2015	—	$—	—	$—

Shares vested and expected to vest December 31, 2015	—	$—	—	$—

As of December 31, 2015 there were no options available for grant.

13.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. The Company contributes 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for 2015, 2014 and 2013 were $207, $203 and $179, respectively.

14.	INCOME TAXES

Income (loss) before provision (benefit) for income taxes consists of the following:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
United States	$(6,494)	$(7,878)	$(14,627)
Foreign	269	43	90

Total	$(6,225)	$(7,835)	$(14,537)

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013, consists of the following:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)
Current Provision
Federal	$—	$—	$—
State	4	4	2
Foreign	1,553	932	25

Total current provision	1,557	936	27

Deferred Expense
Federal	12	12	7
State	2	2	1

Total deferred expense	14	14	8

Total provision for income taxes	$1,571	$950	$35

Components of deferred income tax assets and liabilities at December 31, 2015 and, 2014 and 2013 are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
Deferred income tax assets:
Net operating losses	$47,618	$43,553	$41,569
Research and development tax credits	1,462	1,312	1,200
Bad debts	133	100	40
Deferred revenue	3,647	3,967	2,629
Inventories	174	319	173
Intangible assets and property	2,302	2,619	3,230
Stock-based compensation	3,358	3,009	2,673
Accrued expenses and other	1,485	1,636	1,174

	60,179	56,515	52,688

Deferred income tax liabilities:
Goodwill	175	162	148
Prepaid expenses	177	347	139
Deferred costs	2,421	1,602	1,121

	2,773	2,111	1,408

Net deferred income tax assets	57,406	54,404	51,280
Valuation allowance	(57,581)	(54,566)	(51,428)

Carrying value of net deferred liability	$(175)	$(162)	$(148)

A reconciliation of the U.S. statutory federal income tax rate and the Company’s effective income tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
Federal statutory rate	34.00%	34.00%	34.00%
State taxes — net of federal benefit	(0.06)	(0.07)	(0.02)
Convertible debt interest expense	—	(0.91)	(0.90)
Tax credits	2.40	1.43	0.05
Change in fair value of warrants	—	—	0.41
Other permanent items	(1.45)	0.73	1.41
Foreign withholding tax	(15.93)	(7.53)	—
Valuation allowance	(44.19)	(39.77)	(35.19)

Effective income tax rate	(25.23)%	(12.12)%	(0.24)%

As of December 31, 2015, the Company had $127,696 of federal net operating loss carryforwards that begin to expire in 2028, approximately $75,831 of state net operating loss carryforwards that expire from 2016 through 2028, and approximately $1,462 of research and development tax credits that begin to expire in 2028. The net operating loss carryforwards include approximately $71 for which a benefit will be recorded in additional paid-in capital when realized. In addition, the amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.

The Company has completed a Section 382 study, through November 30, 2014, to assess if any ownership changes would have caused limitations to our net operating loss carryforwards. Based on that study, the

Company has concluded an ownership change occurred on September 19, 2008 and therefore there is potential for $2,600 of net operating loss to be limited. For the period September 20, 2008 through November 30, 2014, the Company has determined that it is more likely than not that there has not been an ownership change under Section 382 through November 30, 2014. We have not completed and updated Section 382 study, since November 30, 2014, and as such are not able to assess whether and ownership change has occurred that could cause limitations to our net operating loss carryforwards.

The net increase in the valuation allowance was $3,015, $3,138, and $5,404 at December 31, 2015, 2014 and 2013, respectively. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income. Based upon this analysis, it is not more likely than not that some portion or all of the deferred tax assets will be realized. The net deferred tax liability as of December 31, 2015, 2014 and 2013 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and which are not currently available as a source of taxable income.

The Company recognizes in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards. Based on this review, the Company has concluded that there are no uncertain tax positions that would require recognition or disclosure within the consolidated financial statements, as of December 31, 2015, 2014 and 2013. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

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

15.	RELATED-PARTY TRANSACTIONS

In 2013 the Company issued convertible notes to Rockport Capital Partners, Allen & Company, LLC and CWE LLC. At April 14, 2014, these notes were valued collectively at $8,399 which consisted of $4,765 in cash and $3,634 in non-cash ascribed to the conversion of the Series C-1 preferred shares (see Note 9 — Debt). In connection with the private placement on April 16, 2014, such notes were automatically converted into 629,061 voting common shares and 1,678,786 class B restricted voting common shares in accordance with the terms of the notes. Interest expense related to such notes was $0, $62 and $229 for December 31, 2015, 2014 and 2013, respectively. All class B restricted voting common shares were converted to voting common shares by the Company on November 30, 2014.

16.	SEGMENT REPORTING

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

Revenue for the four business segments are shown as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
Product Sales and Services	$44,156	$47,260	$18,044
Technology Licensing	4,748	3,589	—
Technology Development	5,111	3,182	522

Total	$54,015	$54,031	$18,566

Income (loss) from operations for the business segments and unallocated costs and expenses are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
Product Sales and Services	$(2,291)	$(1,361)	$(3,896)
Technology Licensing	3,652	2,181	(1,587)
Technology Development	4,244	2,541	317
Shared Services	(8,580)	(8,529)	(6,516)
Unallocated costs and expenses	(2,905)	(2,301)	(2,513)

Loss from operations	$(5,880)	$(7,469)	$(14,195)

Unallocated costs and expenses consist of:

	December 31, 2015	December 31, 2014	December 31, 2013
Depreciation and amortization	$(790)	$(942)	$(985)
Stock-based compensation expense	(920)	(887)	(701)
Asset held for sale loss	—	—	(768)
Noncash restructuring charges	—	—	(70)
Other	(1,195)	(472)	11

	$(2,905)	$(2,301)	$(2,513)

Total business segment assets are as follow:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
Product Sales and Services	$22,732	$28,662	$19,043
Technology Licensing	1,222	674	1,059
Technology Development	1,477	1,478	274
Shared Services	381	781	289
Unallocated assets	6,064	14,945	6,917

Total	$31,876	$46,540	$27,582

Unallocated assets consist of the following:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
Cash	$6,047	$12,863	$4,236
Other current assets	—	450	372
Property, plant and equipment, net	17	25	47
Deferred tax assets	—	1,607	962
Asset held for sale	—	—	1,300

Total	$6,064	$14,945	$6,917

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)	(As Restated)
United States	$6,635	$6,080	$4,532
United Kingdom	17,321	19,008	4,894
Italy	20,235	17,558	8,760
Brazil	9,755	9,280	—
Asia	64	2,055	—
Rest of the world	5	50	380

Total	$54,015	$54,031	$18,566

For the years ended December 31, 2015, 2014 and 2013, 88%, 89% and 76% of revenues, respectively, were recognized from sales to customers outside the United States.

Geographic information about property, plant, equipment as well as intangible assets and goodwill associated with particular regions is as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
		(As Restated)
United States	3,729	$2,840	$3,865
Rest of the world	90	47	80

Consolidated Total	$3,819	$2,887	$3,945

17.	SUBSEQUENT EVENTS

On May 23, 2016, the Company announced that it will dedicate its focus to distributed energy solutions, including the design, manufacture and sale of distributed wind turbines and integrated microgrid and distributed energy storage solutions, featuring its state-of-the-art controller and smart power converters. Consistent with this refocus, the Company is exploring arrangements to further monetize its investment in its utility scale wind businesses and technology. If such monetization takes the form of a sale or a strategic investment in the Company, it may affect existing strategic partnerships including impacting significant amounts currently owed to the Company by our strategic partners. As part of this effort, the Company is taking steps to realign its workforce and streamline operations.

Except as disclosed above, the company evaluated subsequent events through the date of the filing and had no additional subsequent events to report.

18.	COMMITMENTS AND CONTINGENCIES

The Company has sold two prototype turbines to a customer resulting in a potential cost to perform a separately priced maintenance agreement. The Company is accounting for this contract under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at each reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability to be appropriate. The Company originally estimated the discounted value of such exposure at $562, using a discount rate of 9% over approximately 10 years. The agreement was extended to December 2025 in the first quarter of 2015. The total liability related to this exposure, as of December 31, 2015, 2014 and 2013, is $406, $346 and $417, respectively, of which $160, $38, and $159 respectively, is recorded as a current liability.

The Defense Contract Auditing Agency (“DCAA”) is currently auditing the years 2004 through 2007 and an external independent audit firm is auditing 2010. These audits are in various stages of completion. During 2015, field work on the 2004 audit was completed and a final report issued to the National Renewable Energy Laboratory (“NREL”). NREL has not issued a final determination related to the findings as of December 31, 2015. There has been no activity related to audits of any other year and although the Company has not received formal notification that such audits are on hold, management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of a final determination from NREL on the 2004 audit and lack of activity on later audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company. The Company, however, does not expect a material impact based on the results of previous audits.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the years ended December 31, 2015, 2014 and 2013 was $328, $474, $388, respectively. As described in Note 7 — Property, Plant and Equipment, the Company has leased its headquarters and production facility back from the buyer for up to a five year term. The Company can terminate the lease after two years without penalty. Therefore, only one year of rental expense is included in the table below. Future minimum lease payments under non-cancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31,
2016	$209
2017	16
2018	15
2019	3

Total	$243

If the Company continues to lease the Barre facility after the two year cancellation period, it would have additional annual lease payment obligations of $201 in 2016, $345 in 2017, $345 in 2018 and $144 in 2019.

19.	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Information for the quarters of fiscal years 2015, 2014 and 2013 have been restated, when applicable, to correct the errors described in Note 2, Restatement of Previously Issued Financial Statements.

The following tables set forth selected quarterly financial information for the fiscal years ended December 31, 2015, 2014 and 2013. The operating results for any given quarter are not necessarily indicative of results for any future period.

2015 Quarterly Consolidated Statements of Operations and Comprehensive Loss (Unaudited):

	December 31, 2015	September 30, 2015						June 30, 2015						March 31, 2015
	For the three months ended	For the three months ended			For the nine months ended			For the three months ended			For the six months ended			For the three months ended
		As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
REVENUES:
Product	$14,742	$12,969	$(3,240)	$9,729	$27,415	$(1,769)	$25,646	$9,133	$546	$9,679	$14,446	$1,471	$15,917	$5,313	$925	$6,238
License	896	946	—	946	3,852	—	3,852	2,291	—	2,291	2,906	—	2,906	615	—	615
Design service	1,670	1,364	—	1,364	3,441	—	3,441	321	—	321	2,077	—	2,077	1,756	—	1,756
Service	1,042	1,388	—	1,388	2,727	—	2,727	724	—	724	1,339	—	1,339	615	—	615

Total revenues	18,350	16,667	(3,240)	13,427	37,435	(1,769)	35,666	12,469	546	13,015	20,768	1,471	22,239	8,299	925	9,224

Cost of product revenues	13,929	11,589	(3,128)	8,461	27,035	(2,417)	24,618	10,286	(95)	10,191	15,446	712	16,158	5,160	807	5,967
Cost of service revenues	1,277	1,675	—	1,675	3,993	—	3,993	1,020	—	1,020	2,318	—	2,318	1,298	—	1,298

Gross profit	3,144	3,403	(112)	3,291	6,407	648	7,055	1,163	641	1,804	3,004	759	3,763	1,841	118	1,959
OPERATING EXPENSES:
Sales and marketing	742	947	—	947	3,409	—	3,409	1,150	—	1,150	2,462	—	2,462	1,312	—	1,312
Research and development	703	739	—	739	2,688	—	2,688	810	—	810	1,949	—	1,949	1,139	—	1,139
General and administrative and other	1,882	1,621	(3)	1,618	6,668	(13)	6,655	2,022	(5)	2,017	5,047	(10)	5,037	3,025	(5)	3,020

Total operating expenses	3,327	3,307	(3)	3,304	12,765	(13)	12,752	3,982	(5)	3,977	9,458	(10)	9,448	5,476	(5)	5,471

Income /(loss) from operations	(183)	96	(109)	(13)	(6,358)	661	(5,697)	(2,819)	646	(2,173)	(6,454)	769	(5,685)	(3,635)	123	(3,512)
Interest expense	(51)	(45)	—	(45)	(142)	—	(142)	(71)	—	(71)	(97)	—	(97)	(26)	—	(26)
Other expense	69	(109)	—	(109)	(221)	—	(221)	(25)	—	(25)	(112)	—	(112)	(87)	—	(87)

Loss before provision for income taxes	(165)	(58)	(109)	(167)	(6,721)	661	(6,060)	(2,915)	646	(2,269)	(6,663)	769	(5,894)	(3,748)	123	(3,625)
Provision for income taxes	431	427	(55)	372	1,195	(55)	1,140	383	—	383	768	—	768	385	—	385

NET LOSS	(596)	(485)	(54)	(539)	(7,916)	716	(7,200)	(3,298)	646	(2,652)	(7,431)	769	(6,662)	(4,133)	123	(4,010)
Other comprehensive loss
Change in cumulative translation adjustment	28	(27)	—	(27)	(41)	—	(41)	18	—	18	(14)	—	(14)	(32)	—	(32)

COMPREHENSIVE LOSS	$(568)	$(512)	$(54)	$(566)	$(7,957)	$716	$(7,241)	$(3,280)	$646	$(2,634)	$(7,445)	$769	$(6,676)	$(4,165)	$123	$(4,042)

Net loss applicable to common shareholders	$(596)	$(485)	$(54)	$(539)	$(7,916)	$716	$(7,200)	$(3,298)	$646	$(2,652)	$(7,431)	$769	$(6,662)	$(4,133)	$123	$(4,010)
Net loss per common share
Basic and diluted	$(0.03)	$(0.02)	$(0.00)	$(0.02)	$(0.35)	$0.03	$(0.32)	$(0.14)	$0.03	$(0.11)	$(0.33)	$0.03	$(0.30)	$(0.18)	$0.01	$(0.17)
Weighted average number of common shares outstanding
Basic and diluted	23,068,150	22,884,202	—	22,884,202	22,805,519	—	22,805,519	22,765,949	—	22,765,949	22,765,526	—	22,765,526	22,765,098	—	22,765,098

2014 Quarterly Consolidated Statements of Operations and Comprehensive Loss (Unaudited):

	December 31, 2014			September 30, 2014						June 30, 2014						March 31, 2014
	For the three months ended			For the three months ended			For the nine months ended			For the three months ended			For the six months ended			For the three months ended
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
REVENUES:
Product	$9,943	$521	$10,464	$11,784	$(2,286)	$9,498	$37,484	$(3,016)	$34,468	$12,427	$(2,485)	$9,942	$25,700	$(730)	$24,970	$13,273	$1,755	$15,028
License	1,048	—	1,048	1,955	—	1,955	2,541	—	2,541	574	—	574	585	—	585	11	—	11
Design service	2,119	—	2,119	709	—	709	1,063	—	1,063	154	—	154	355	—	355	201	—	201
Service	857	—	857	584	—	584	1,470	—	1,470	615	—	615	886	—	886	271	—	271

Total revenues	13,967	521	14,488	15,032	(2,286)	12,746	42,558	(3,016)	39,542	13,770	(2,485)	11,285	27,526	(730)	26,796	13,756	1,755	15,511

Cost of product revenues	9,554	99	9,653	9,145	(1,737)	7,408	31,154	(1,743)	29,411	10,514	(1,358)	9,156	22,009	(5)	22,004	11,495	1,353	12,848
Cost of service revenues	1,562	—	1,562	1,040	—	1,040	3,171	—	3,171	1,060	—	1,060	2,131	—	2,131	1,071	—	1,071

Gross profit	2,851	422	3,273	4,847	(549)	4,298	8,233	(1,273)	6,960	2,196	(1,127)	1,069	3,386	(725)	2,661	1,190	402	1,592
OPERATING EXPENSES:
Sales and marketing	1,268	—	1,268	990	—	990	2,668	—	2,668	898	—	898	1,678	—	1,678	780	—	780
Research and development	1,214	—	1,214	1,321	—	1,321	3,537	—	3,537	1,077	—	1,077	2,216	—	2,216	1,139	—	1,139
General and administrative and other	2,237	(5)	2,232	2,312	(5)	2,307	6,793	(10)	6,783	2,305	(5)	2,300	4,481	(5)	4,476	2,176	—	2,176

Total operating expenses	4,719	(5)	4,714	4,623	(5)	4,618	12,998	(10)	12,988	4,280	(5)	4,275	8,375	(5)	8,370	4,095	—	4,095

Income /(loss) from operations	(1,868)	427	(1,441)	224	(544)	(320)	(4,765)	(1,263)	(6,028)	(2,084)	(1,122)	(3,206)	(4,989)	(720)	(5,709)	(2,905)	402	(2,503)
Interest expense	(31)	—	(31)	(40)	—	(40)	(312)	—	(312)	(32)	—	(32)	(272)	—	(272)	(240)	—	(240)
Other expense	(64)	—	(64)	(61)	—	(61)	41	—	41	67	—	67	102	—	102	35	—	35

Loss before provision for income taxes	(1,963)	427	(1,536)	123	(544)	(421)	(5,036)	(1,263)	(6,299)	(2,049)	(1,122)	(3,171)	(5,159)	(720)	(5,879)	(3,110)	402	(2,708)
Provision for income taxes	454	55	509	412	—	412	441	—	441	15	—	15	29	—	29	14	—	14

NET LOSS	(2,417)	372	(2,045)	(289)	(544)	(833)	(5,477)	(1,263)	(6,740)	(2,064)	(1,122)	(3,186)	(5,188)	(720)	(5,908)	(3,124)	402	(2,722)
Other comprehensive loss
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

COMPREHENSIVE LOSS	$(2,417)	$372	$(2,045)	$(289)	$(544)	$(833)	$(5,477)	$(1,263)	$(6,740)	$(2,064)	$(1,122)	$(3,186)	$(5,188)	$(720)	$(5,908)	$(3,124)	$402	$(2,722)

Net loss applicable to common shareholders	$(2,417)	$372	$(2,045)	$(289)	$(544)	$(833)	$(5,477)	$(1,263)	$(6,740)	$(2,064)	$(1,122)	$(3,186)	$(5,188)	$(720)	$(5,908)	$(3,124)	$402	$(2,722)
Net loss per common share
Basic and diluted	$(0.11)	$0.02	$(0.09)	$(0.01)	$(0.02)	$(0.03)	$(0.29)	$(0.07)	$(0.36)	$(0.10)	$(0.05)	$(0.15)	$(0.31)	$(0.04)	$(0.35)	$(0.24)	$0.03	$(0.21)
Weighted average number of common shares outstanding
Basic and diluted	22,751,233	—	22,751,233	22,720,090	—	22,720,090	18,919,146	—	18,919,146	21,088,589	—	21,088,589	16,987,174	—	16,987,174	12,840,187	—	12,840,187

2013 Quarterly Consolidated Statements of Operations and Comprehensive Loss (Unaudited):

	December 31, 2013			September 30, 2013						June 30, 2013						March 31, 2013
	For the three months ended			For the three months ended			For the nine months ended			For the three months ended			For the six months ended			For the three months ended
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported
REVENUES:
Product	$8,762	$(1,739)	$7,023	$4,874	$47	$4,921	$10,380	$(292)	$10,088	$4,073	$(340)	$3,733	$5,506	$(340)	$5,166	$1,433
License	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Design service	—	—	—	522	—	522	522	—	522	—	—	—	—	—	—	—
Service	236	—	236	220	—	220	698	—	698	233	—	233	478	—	478	245

Total revenues	8,998	(1,739)	7,259	5,616	47	5,663	11,600	(292)	11,308	4,306	(340)	3,966	5,984	(340)	5,644	1,678

Cost of product revenues	7,441	(1,312)	6,129	3,930	(74)	3,856	8,905	(275)	8,630	3,712	(202)	3,510	4,975	(202)	4,773	1,263
Cost of service revenues	805	—	805	974	—	974	2,207	—	2,207	652	—	652	1,233	—	1,233	581

Gross profit (loss)	752	(427)	325	712	121	833	488	(17)	471	(58)	(138)	(196)	(224)	(138)	(362)	(166)
OPERATING EXPENSES:
Sales and marketing	933	—	933	716	—	716	2,044	—	2,044	755	—	755	1,328	—	1,328	573
Research and development	1,393	—	1,393	834	—	834	2,845	—	2,845	1,006	—	1,006	2,011	—	2,011	1,005
General and administrative and other	2,209	—	2,209	1,696	—	1,696	4,729	—	4,729	1,571	—	1,571	3,033	—	3,033	1,462
Assets held for sale loss	768	—	768	—	—	—	—	—	—	—	—	—	—	—	—	—
Restructuring charges	47	—	47	4	—	4	23	—	23	(31)	—	(31)	19	—	19	50

Total operating expenses	5,350	—	5,350	3,250	—	3,250	9,641	—	9,641	3,301	—	3,301	6,391	—	6,391	3,090

(Loss) from operations	(4,598)	(427)	(5,025)	(2,538)	121	(2,417)	(9,153)	(17)	(9,170)	(3,359)	(138)	(3,497)	(6,615)	(138)	(6,753)	(3,256)
Change in fair value of warrants	(1)	—	(1)	(488)	—	(488)	173	—	173	724	—	724	661	—	661	(63)
Interest expense	(284)	—	(284)	(101)	—	(101)	(230)	—	(230)	(111)	—	(111)	(129)	—	(129)	(18)
Other expense	36	—	36	(11)	—	(11)	(36)	—	(36)	(4)	—	(4)	(25)	—	(25)	(21)

Loss before provision for income taxes	(4,847)	(427)	(5,274)	(3,138)	121	(3,017)	(9,246)	(17)	(9,263)	(2,750)	(138)	(2,888)	(6,108)	(138)	(6,246)	(3,358)
Provision for income taxes	22	—	22	(16)	—	(16)	13	—	13	3	—	3	29	—	29	26

NET LOSS	(4,869)	(427)	(5,296)	(3,122)	121	(3,001)	(9,259)	(17)	(9,276)	(2,753)	(138)	(2,891)	(6,137)	(138)	(6,275)	(3,384)
Other comprehensive loss
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

COMPREHENSIVE LOSS	$(4,869)	$(427)	$(5,296)	$(3,122)	$121	$(3,001)	(9,259)	(17)	(9,276)	$(2,753)	$(138)	$(2,891)	(6,137)	(138)	(6,275)	(3,384)

Net loss applicable to common shareholders	$(4,869)	$(427)	$(5,296)	$(4,098)	$121	$(3,977)	$(12,946)	$(17)	$(12,963)	$(3,941)	$(138)	$(4,079)	$(8,848)	$(138)	$(8,986)	$(4,907)
Net loss per common share
Basic and diluted	$(0.38)	$(0.03)	$(0.41)	$(1.84)	$0.05	$(1.79)	$(15.21)	$(0.02)	$(15.23)	$(13.71)	$(0.48)	$(14.19)	$(58.21)	$(0.91)	$(59.12)	$(325.57)
Weighted average number of common shares outstanding
Basic and diluted	12,840,187	—	12,840,187	2,226,096	—	2,226,096	850,950	—	850,950	287,413	—	287,413	151,995	—	151,995	15,072

2015 Quarterly Consolidated Condensed Balance Sheets (Unaudited):

	As of September 30, 2015			As of June 30, 2015			As of March 31, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$5,665	$—	$5,665	$6,124	$—	$6,124	$7,327	$—	$7,327
Unbilled revenue	1,782	(1,126)	656	2,664	(500)	2,164	1,536	(524)	1,012
Inventory	15,548	—	15,548	15,190		15,190	18,987	—	18,987
Deferred costs	1,072	5,595	6,667	1,341	2,586	3,927	1,062	2,496	3,558
Prepaid expenses and other current assets	888	—	888	1,811	(55)	1,756	1,723	(55)	1,668
Property, plant and equipment	2,628	(150)	2,478	2,089	(153)	1,936	1,908	(158)	1,750
Deferred income taxes	542	—	542	602	—	602	543	—	543
All other assets not listed above	6,953	—	6,953	5,753	—	5,753	5,125	—	5,125

Total Assets	$35,078	$4,319	$39,397	$35,574	$1,878	$37,452	$38,211	$1,759	$39,970

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Accrued expenses	$4,369	$(230)	$4,139	$4,858	$(111)	$4,747	$4,639	$(106)	$4,533
Deferred revenue, current	2,554	5,169	7,723	3,746	2,555	6,301	2,667	3,077	5,744
Deferred income taxes	715	—	715	771	—	771	708	—	708
All other liabilities not listed above	20,583	—	20,583	19,143	—	19,143	20,051	—	20,051

Total Liabilities	28,221	4,939	33,160	28,518	2,444	30,962	28,065	2,971	31,036
Total Shareholders’ Equity (Deficiency)	6,857	(620)	6,237	7,056	(566)	6,490	10,146	(1,212)	8,934

Total Liabilities and Shareholders’ Equity (Deficiency)	$35,078	$4,319	$39,397	$35,574	$1,878	$37,452	$38,211	$1,759	$39,970

2014 Quarterly Consolidated Condensed Balance Sheets (Unaudited):

	As of December 31, 2014			As of September 30, 2014			As of June 30, 2014			As of March 31, 2014
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$13,142	$—	$13,142	$16,318	$—	$16,318	$15,394	$—	$15,394	$1,996	$—	$1,996
Unbilled revenue	2,212	(485)	1,727	2,030	$(250)	1,780	2,724	(387)	2,337	2,896	$(9)	2,887
Inventory	16,456	—	16,456	15,000	$—	15,000	13,568	—	13,568	12,432	$178	12,610
Deferred costs	1,062	3,269	4,331	951	$3,350	4,301	1,506	1,714	3,220	1,413	$227	1,640
Prepaid expenses and other current assets	2,737	(55)	2,682	1,665	$—	1,665	1,073	—	1,073	1,429	$—	1,429
Property, plant and equipment	1,854	(163)	1,691	1,624	$(168)	1,456	1,538	(173)	1,365	1,477	$(178)	1,299
Deferred income taxes	487	1,120	1,607	281	—	281	456	—	456	435	—	435
All other assets not listed above	4,904	—	4,904	5,161	$—	5,161	4,948	(0)	4,948	5,544	$—	5,544

Total Assets	$42,854	$3,686	$46,540	$43,030	$2,932	$45,962	$41,207	$1,154	$42,361	$27,622	$218	$27,840

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Accrued expenses	$5,050	$(140)	$4,910	$4,146	$(158)	$3,988	$3,962	$(57)	$3,906	$3,865	$(7)	$3,858
Deferred revenue, current	4,275	4,041	8,316	5,124	4,797	9,921	6,772	2,374	9,146	5,834	267	6,101
Deferred income taxes	649	1,120	1,769	439	—	439	607	—	607	586	—	586
All other liabilities not listed above	18,750	—	18,750	16,962	—	16,962	13,351	—	13,351	31,117	—	31,117

Total Liabilities	28,724	5,021	33,745	26,671	4,639	31,310	24,692	2,318	27,010	41,402	260	41,662
Total Shareholders’ Equity (Deficiency)	14,130	(1,335)	12,795	16,359	(1,707)	14,652	16,515	(1,164)	15,351	(13,780)	(42)	(13,822)

Total Liabilities and Shareholders’ Equity (Deficiency)	$42,854	$3,686	$46,540	$43,030	$2,932	$45,962	$41,207	$1,154	$42,361	$27,622	$218	$27,840

2013 Quarterly Consolidated Condensed Balance Sheets (Unaudited):

	As of December 31, 2013			As of September 30, 2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$4,534	$—	$4,534	$4,963	$—	$4,963
Unbilled revenue	786	(86)	700	359	(13)	346
Inventory	11,682	—	11,682	10,147	—	10,147
Deferred costs	1,443	1,545	2,988	1,705	268	1,973
Prepaid expenses and other current assets	1,365	—	1,365	1,334	—	1,334
Property, plant and equipment	1,414	—	1,414	3,539	—	3,539
Deferred income taxes	2,384	(1,422)	962	526	—	526
All other assets not listed above	3,937	—	3,937	2,384	—	2,384

Total Assets	$27,545	$37	$27,582	$24,957	$255	$25,212

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY)
Accrued expenses	$2,158	$(42)	$2,116	$1,386	$(7)	$1,379
Deferred revenue, current	4,221	1,945	6,166	3,933	279	4,212
Deferred income taxes	2,532	(1,422)	1,110	675	—	675
All other liabilities not listed above	30,036	—	30,036	25,770	—	25,770

Total Liabilities	38,947	481	39,428	31,764	272	32,036
Total Shareholders’ Deficit	(11,402)	(444)	(11,846)	(6,807)	(17)	(6,824)

Total Liabilities and Shareholders’ (Deficiency)	$27,545	$37	$27,582	$24,957	$255	$25,212

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2015, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported appropriately and within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control and procedures objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2015, we identified two material weaknesses in our internal control over financial reporting. Specifically, we had inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales that remained in logistics warehouses while certain logistics events were completed. We also had inadequate and effective controls for reviewing and analyzing complex or non-routine transactions. The material weaknesses resulted in material misstatements of our consolidated financial statements or disclosures, which have been corrected in this filing. Until remediated, the matters described above will continue to constitute material weaknesses in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.

As a result of the material weaknesses, our management concluded that, as of December 31, 2015, our internal controls over financial reporting was not effective.

Prior Year Material Weakness Discussion and Remediation

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we identified a material weakness in our internal control over financial reporting. Specifically, we did not have adequate controls to ensure timely and accurate preparation of reconciliations and reviews of various complex, non-routine transactions necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles.

We have begun implementing the following changes and improvements in our internal control over financial reporting:

•	development and implementation of formal policies, improved processes and documented procedures;

•	hiring of additional senior resources in the accounting department with appropriate accounting and internal control knowledge with public company experience;

•	implementation of new controls over financial reporting and accounting, including, but not limited to the accounting, financial statement close and financial reporting processes;

•	identification of opportunities to improve the adequacy of procedures, supporting documentation and the overall process for reconciliations;

•	preparation of internal control documentation which was used to test our internal control over financial reporting to report on the effectiveness of our internal controls as of December 31, 2015;

•	creation of robust instructional checklists and financial close calendars which track responsibilities of tasks and their completion allowing us to track progress;

•	enhancement and formation of our month end close and financial reporting review process to ensure that complex or significant transactions are thoroughly analyzed and consistently with the accounting and finance management team;

•	enhancement of our existing policies and procedures relating to the preparation and review of general ledger reconciliations, including establishment of a formal escalation method to notify the corporate controller of accounts that have gone un-reconciled or unadjusted variances: and we have and plan to continue to improve the quality and timing of our accounting close process and financial reporting to allow for increase time for review.

We have used dedicated internal resources, and we have engaged outside consultants:

•	to adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting;

•	to identify steps to improve control processes as appropriate;

•	validate through testing that controls are functioning as documented; and

•	to implement a continuous reporting and improvement process for internal control over financial reporting.

We will continue to implement these and other improvements until our material weaknesses are fully remediated.

Changes in Internal Control over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On October 26, 2015, the Company received a continuous disclosure review letter issued by the British Columbia Securities Commission related to certain of our recent periodic filings as well as a follow up letter to our responses dated November 11, 2015. We have responded to the follow up letter, and we did not need to amend any of our prior filings.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to our Board of Directors as of July 25, 2016. The term of each director expires at our Annual Meeting, unless the office is earlier vacated in accordance with the Articles of the Company or the Business Corporations Act (British Columbia) (“BCBCA”) or he or she becomes disqualified to act as a director.

Name, Place of Residence and Offices Held	Age	Period Served as Director	Number of and Type of Securities Held(1)
Marcus D. Baker(2)(3) Darien, CT USA Director	58	August 2008–present	1,428,981 common shares 20,000 stock options (6.25%)

Alexander “Hap” Ellis III(2)(4) Jamaica Plain, MA USA Director	67	September 2008–present	4,907,665 common shares 20,000 stock options (21.25%)

Richard Hokin Darien, CT USA Director	76	August 2008–present	2,144,143 common shares 20,000 stock options (9.33%)

William F. Leimkuhler(3)(4) Darien, CT USA Chairman and Director	65	November 2013–present	62,441 common shares 20,000 stock options (less than 1%)

Robert L. Lentz(3) Boston, MA USA Director	66	March 2014–present	89,537 common shares 20,000 stock options (less than 1%)

Troy C. Patton(2) Tequesta, FL USA President, CEO, and Director	47	April 2012–present	36,000 common shares 630,482 stock options (2.80%)

John Simon, Ph.D. (2) (4) Bronxville, NY USA Lead Director	73	August 2008–present	2,455,524 common shares 20,000 stock options (10.67%)

Gregory Wolf Charlotte, NC USA Director	46	July 2015–present	15,400 common shares (less than 1%)

(1)	Percentages are based on 23,173,884 common shares issued and outstanding as of the record date, July 25, 2016. The number and type of securities held include securities which the nominee may be deemed to be a beneficial holder. The method of calculating the percentage, and the explanatory notes for each director, are the same as described in the Principal Shareholder table and description below.
(2)	Member of the Executive Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Compensation and Corporate Governance Committee.

Biographical and certain other information concerning the members of the Board is set forth below:

Marcus D. Baker has been a member of our Board since August 2008. He is also President of Baker Companies, Inc. The Baker Companies is a privately owned real estate development and investment organization specializing in industrial and multi-family properties, homebuilding, and certain non-real estate investments including both public and private investments in the energy and healthcare industries. Mr. Baker has been with The Baker Companies in various roles since 1984, including land acquisition and development, construction management, leasing and project financing, and investment management. Previously, he was an Assistant Banking Officer at Mellon Bank, NA. Mr. Baker holds a B.S. in Economics from Middlebury College. Mr. Baker is also the President of The Winifred Masterson Burke Foundation, Inc. in White Plains, NY, and a Director of the Burke Medical Research Institute. The Board believes that Mr. Baker’s extensive managerial and investment experience, and his performance as a member of our Board, provide him with the qualifications and skills to continue to serve as a director.

Alexander “Hap” Ellis III has been a member of our Board since September 2008. Mr. Ellis has extensive operating experience in electric power and renewable energy. He is a General Partner of RockPort Capital Partners, a leading multi-stage venture capital firm that invests in the areas of renewable and conventional energy, mobility and sustainability. He has been a general partner in RockPort Capital Partners since its inception in 2000 and has primarily focused on renewables, electric grid technologies, advanced materials and transportation and emission control technologies. Prior to the formation of RockPort’s first fund, he joined RockPort Partners, a merchant bank specializing in energy and environmental projects in 1998. Mr. Ellis also serves on the boards of Gazelle, Inc., and Old Westbury Funds, Inc., as well as the George H.W. Bush Foundation and Cornell Laboratory of Ornithology. Mr. Ellis holds a B.A. in Political Science from Colorado College and an M.B.A. from Yale School of Management. Mr. Ellis’s experience as a director of public companies, combined with his broad experience as a general partner of RockPort Capital Partners in investing in clean tech companies, as well as his ability to assist the Company with fundraising and other strategic initiatives, and his performance as a member of our Board, provide him with the qualifications and skills to continue to serve as a director.

Richard Hokin has been a member of our Board since August 2008. He has served as a director of Intermountain Industries, Inc., an oil and gas exploration company, since 1982, and has served as Chairman of Intermountain’s board and of each of its subsidiaries since 1984. He has been a director of Gorda Estates Limited since 1988 and its Managing Director since 2014. Gorda Estates Limited is engaged in hospitality services and real estate development. Mr. Hokin is Managing Director of Century America, LLC, a privately owned holding company. He has served as a director of the Pacific Coast Gas Association, now known as Western Energy Institute. Mr. Hokin holds a B.A. in English from Princeton University. The Board believes that Mr. Hokin’s extensive managerial and investment experience, and his performance as a member of our Board, provide him with the qualifications and skills to continue to serve as a director.

William F. Leimkuhler joined our Board in November 2013, and was appointed Chairman in December 2013. He has been General Counsel and Director of Business Development of Paice LLC, a privately held developer of hybrid electric powertrains, since 1999. Mr. Leimkuhler also advises a number of technology based companies on business, financial and legal matters. From 1994 through 1999, he held various positions with Allen & Company LLC, a New York investment banking firm, initially serving as the firm’s General Counsel. Prior to that, Mr. Leimkuhler was a corporate partner with the New York law firm of Werbel & Carnelutti. Mr. Leimkuhler has been a director of Argan, Inc. (NYSE MKT:AGX) since 2007 and U.S. Neurosurgical, Inc. (OTCBB:USNU) since 1999. He served as a director of Integral Systems, Inc. (NASDAQ:ISYS) from 2006 to 2011 and Speedus Corp. (OTCPK:SPDE) from 2002 to 2011. Mr. Leimkuhler holds a B.S.E. in Civil Engineering and a M.Eng. in Civil Engineering from the Massachusetts Institute of Technology and a J.D. from New York University. The experience that Mr. Leimkuhler has developed as a legal executive with an investment banking firm, a securities law firm partner and a board member for other public companies makes him a valuable member of our Board, particularly with respect to matters relating to financial reporting and corporate governance requirements.

Robert L. Lentz joined our Board in March 2014. Since July 2012, Mr. Lentz has been employed by Northeastern University as an Executive Professor and the Entrepreneur in Residence for the Center for Entrepreneurship Education. Mr. Lentz served as an independent consultant from March 2009 to June 2012; as the interim Chief Executive Officer of Digital Reef, Inc., a provider of data management platforms, from July 2009 until March 2011; and as the interim Chief Executive Officer of the Managed Analytics Business of Deloitte Consulting LLP from January 2012 to June 2012. Prior to that, he served as President and Chief Executive Officer of Permission TV, Inc. (later known as VisibleGains, Inc.), an online video platform provider from September 2006 to March

2010. From September 2003 to September 2006, he was the Senior Vice President of Operations and Chief Financial Officer of OATSystems, Inc., a provider of radio-frequency identification (RFID) software for supply chain management systems, which was acquired by Checkpoint Software Technologies Ltd (NASDAQ GS:CHKP). Prior to that, he was Senior Vice President, Operations and Chief Financial Officer of eRoom Technology, a supplier of web-based collaborative workspace solutions, which was acquired by Documentum, Inc. Mr. Lentz has served as a member of the Board of Monotype Imaging Holdings, Inc. (NASDAQ:TYPE), a provider of typefaces and technology for creative applications and consumer devices, since August 2008 and currently serves as Chairman. Mr. Lentz was a certified public accountant and holds a B.A. in business administration from Northeastern University and an M.B.A. from Babson College. The Board believes that Mr. Lentz’s extensive managerial and operational experience, and his experience as a public company director, provide him with the qualifications and skills to serve as a director.

Troy C. Patton was named the Company’s Chief Executive Officer and appointed to the Board of Directors in April 2012. He joined us in April 2009 as President of the Utility Wind business. During that time, he led our successful development of the NPS 2.3 MW permanent magnet direct-drive wind turbine. Mr. Patton has more than 20 years of experience in the power generation industry. From October 2006 to April 2009, he was Senior Vice President of Engineering and Products at Vestas Wind Systems A/S (CPSE:VWS). Before that role, Mr. Patton served in numerous technical and leadership roles at General Electric Company’s (NYSE:GE) Gas Turbine and Wind Turbine businesses, and helped facilitate GE’s integration of Enron’s wind energy business in 2003. Earlier in his career, he served as a load dispatcher and engineer on a U.S. aircraft carrier and U.S. nuclear submarine, respectively. Mr. Patton holds a B.S. in Aerospace and Ocean Engineering from Virginia Polytechnic and State University and an M.B.A. from Clemson University. The Board believes Mr. Patton’s perspective and experience as a senior executive in our industry, as well as his depth of operating experience in the energy industry, provide him with the qualifications and skills to serve as a director.

John Simon, Ph.D. has been a director since August 2008, and served as Chairman of our Board from that date until December 2013 at which time he became lead director. Dr. Simon is a Managing Director of the investment banking firm, Allen & Company LLC, where he has been employed for over 25 years. He has been a member of the board of directors of Cardica, Inc. (NASDAQ:CRDC), a cardiac surgical device manufacturer, since 2001, and continues to serve on the boards of several privately held companies. He was a member of the board of directors for Neurogen Corporation (NASDAQ:NRGN), a biopharmaceutical company, from 1993 to December 2009. Dr. Simon holds a B.S. in Chemistry from The College of William & Mary, a Ph.D. in Chemical Engineering from Rice University, and both an M.B.A. in finance and a J.D. from Columbia University. The Board believes that Dr. Simon is appropriate to serve on the Board due to his broad experience in capital markets, corporate and financial strategy, and his having been instrumental in advising us and our Board on business development, strategy and capital raising efforts.

Gregory Wolf has been a director since July 2015. Mr. Wolf has more than 20 years of leadership experience in the energy industry, with particular expertise in renewable energy. As of July 14, 2016, Mr. Wolf is the Chief Executive Officer of Leeward Renewable Energy, LLC, a growth-oriented limited partnership formed to own, operate, develop and acquire a diversified portfolio of renewable energy assets. Leeward maintains ownership and operating interests in 18 windfarms comprising 1,557 MW across the United States, and is an affiliate of Arc Light Capital Partners, LLC, one of the leading private equity firms focused on energy infrastructure investments. Prior to Leeward, Mr. Wolf was President of Duke Energy Renewables, where he led the integrated renewable energy business. His previous roles at Duke Energy included serving as Senior Vice President of Development for Duke Energy’s commercial unit, where he created Duke Energy’s solar and biomass business and managed a national development pipeline. Prior to Duke Energy, Mr. Wolf held executive roles at General Electric, where he managed energy investments for GE Capital and led business development for GE Power Systems. Mr. Wolf currently serves on the boards of Semprius Inc., The Carolina Thread Trail, and the University of Cincinnati Foundation. Mr. Wolf earned undergraduate degrees in Industrial Management and Finance from the University of Cincinnati and a Master of Business Administration from the Harvard Business School. The Board believes Mr. Wolf’s perspective and depth of experience as a senior executive in the renewable energy industry provide him with the qualifications and skills to serve as a director.

Board Composition

Our business and affairs are organized under the direction of our Board, which currently consists of eight members. The Board has not adopted a written Board mandate, however, the primary responsibilities of our Board are:

•	the adoption of a strategic planning process and the approval and review, at least annually, of our strategic business plan proposed by management, including a statement of vision, mission and values, and to adopt such a plan with such changes as the Board deems appropriate;

•	the identification of the principal risks of our business and overseeing the implementation of appropriate systems to manage these risks;

•	succession planning, including appointing, training and monitoring senior management and, in particular, the Chief Executive Officer;

•	overseeing the integrity of members of management and a culture or integrity throughout the Company; and

•	overseeing the development and application of our internal control and management information systems.

Our Articles provide for an unclassified board of directors, with each director standing for election annually. The term of each director expires at our next annual meeting of shareholders or until their successors are duly elected and qualified.

Our Articles also provide that the number of authorized directors will be determined from time to time by resolution of the shareholders and any vacancies in our Board and newly created directorships may be filled only by our shareholders, provided that casual vacancies on the Board may be filled by resolution of the other directors. Our Compensation and Corporate Governance Committee and our Board consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. We have no formal policy regarding Board diversity.

Board Leadership Structure and Role of the Board in Risk Oversight

Our Board is currently chaired by William Leimkuhler, who is an independent director.

A key function of our Board is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our Audit Committee is responsible for considering and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Our Compensation and Corporate Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper conduct, and assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk taking.

Meetings of the Board of Directors

The Board met 11 times during the 2015 fiscal year; 6 times in executive session. All directors who served in 2015 attended 100% of the aggregate number of meetings of the Board held during the portion of the fiscal year for which they were directors. The independent directors hold meetings from time to time on an ad hoc basis without the non-independent directors present.

Committees of the Board of Directors

The Board has three committees: an Executive Committee, an Audit Committee, and a Compensation and Corporate Governance Committee. Members serve on these committees until their resignation or until otherwise determined by the Board of Directors. The following table provides Committee membership as of the date of July 25, 2016:

Name	Executive Committee	Audit Committee	Compensation and Corporate Governance Committee
Marcus Baker	X	X
Alexander Ellis III	X		Chair
Richard Hokin
William Leimkuhler		X	X
Robert Lentz		Chair
Troy Patton	X
John Simon	Chair		X

A description of each committee of the Board is described below. The Board has determined that, except as specifically described below, each member of each committee meets the applicable TSX rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. Each committee has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Executive Committee

The Executive Committee of the Board, or the Executive Committee, comprises Marcus Baker, Alexander Ellis III, John Simon and Troy Patton, with Dr. Simon chairing this committee.

The Executive Committee oversees our operations and reviews and approves expenditures in excess of $150,000 and considers other matters that are delegated to such committee by the Board or that, in the opinion of the chairman of the Board, should not be postponed until the next scheduled meeting of the Board. The Executive Committee makes regular reports of its activities to the Board.

Audit Committee and Financial Expert

The Audit Committee of the Board of Directors, or the Audit Committee, consists of Messrs. Robert Lentz, William Leimkuhler and Marcus Baker, with Mr. Lentz chairing this committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the TSX, the SEC, and applicable Canadian securities laws. Our Board has determined that Messrs. Lentz and Leimkuhler are “audit committee financial experts” as defined under the applicable rules of the SEC and have the requisite financial sophistication as defined under the applicable rules and regulations of the TSX and applicable Canadian securities laws. Each member of the Audit Committee is an independent director as defined under the applicable rules and regulations of the TSX, the SEC, and applicable Canadian securities laws. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC, applicable Canadian securities laws, and the TSX.

The Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns; and

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement.

The Audit Committee operates under a written charter that is approved by the Board, and is reviewed and reassessed by the committee at least annually.

Compensation and Corporate Governance Committee

Our compensation and corporate governance committee, or the Compensation Committee, consists of Messrs. Alexander Ellis III, William Leimkuhler and John Simon, with Mr. Ellis chairing this committee. All members of our Compensation Committee meet the requirements for independence under the applicable rules and regulations of the SEC and the Internal Revenue Code of 1986, as amended, or the Code. The functions of a nominating committee are performed by the Compensation Committee.

The Compensation Committee’s responsibilities include:

•	reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;

•	determining the compensation of all our other officers and reviewing periodically the aggregate amount of compensation payable to such officers;

•	overseeing and making recommendations to the Board with respect to our incentive-based compensation and equity plans;

•	reviewing and making recommendations to the Board with respect to director compensation;

•	developing and recommending to the Board the criteria for selecting Board and committee members;

•	establishing procedures for identifying and evaluating director candidates including nominees recommended by shareholders;

•	identifying individuals qualified to become Board members;

•	recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;

•	overseeing the evaluation of the Board, its committees and management; and

•	annually determining the independence of each director for the purpose of his or her membership on the Board and each committee, and reviewing any material changes in a director’s circumstances that could adversely impact the director’s ability to carry out his or her duties on the Board or any committees thereof.

The Compensation Committee operates under a written charter that is approved by the Board, and is reviewed and reassessed by the committee at least annually. The Compensation Committee charter is available in the Investor Relations section of our website, www.ir.northernpower.com. Except to the extent expressly stated herein, our website is not incorporated herein by reference.

Pursuant to its charter, the Compensation Committee makes recommendations to the Board regarding criteria for Board and committee membership, including any specific minimum qualifications that the Committee believes must be met by Committee-recommended nominees and any specific quality or skills that the Committee believes must be met by one or more of the Company’s directors and committee members. The Committee may consider, in addition to the minimum qualifications and other criteria for Board membership approved by the Board from time to time, all facts and circumstances that it deems appropriate or advisable, including, among other things, the skills of the proposed director, his or her depth and breadth of business experience or other background characteristics, his or her independence, and the needs of the Board.

The process for identifying and evaluating director candidates is as follows:

•	The Committee may solicit recommendations from any or all of the following sources: non-management directors, the Chief Executive Officer, other executive officers, third party search firms, or any other source it deems appropriate, including shareholder recommendations.

•	The Committee reviews and evaluates the qualifications of any proposed director candidate, and conducts any inquiries it deems appropriate.

•	The committee evaluates all proposed director candidates in the same manner, with no regard to the source of the initial recommendation or such proposed director candidate.

The Compensation Committee may establish and delegate authority to one or more subcommittees consisting of one or more of its members when the Committee deems it appropriate to do so in order to carry out its responsibilities. The Committee may also appoint, retain, terminate, and oversee the work of any compensation consultant, legal counsel or other advisor retained on behalf of the Committee in connection with the compensation of the Company’s management or directors, including the sole authority for approving any such consultant of advisor’s fees and terms of engagement after taking into consideration all factors relevant to that consultant or advisor’s independence from management of the Company according to criteria set forth in the Committee Charter. The Committee may rely upon advice and information it receives in its discussion and communications with management and such other experts, advisors, and professionals with whom it may consult.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has at any time been an officer or employee. None of our executive officers serve or in the past fiscal year has served as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Shareholder Communications with the Board of Directors

The Company has not adopted a formal process by which shareholders may communicate with the Board or any of its Directors. Shareholders who wish to communicate with the Board may do so by sending written communications addressed to the Secretary of Northern Power Systems Corp. at 29 Pitman Road, Barre, Vermont 05641, USA, Attention: Ciel R. Caldwell. Each communication should set forth the name and address of the shareholder on whose behalf the communication is sent and the number of Company shares that are owned beneficially by such shareholder as of the date of the communication. Each communication will be reviewed by the Company’s Secretary to determine whether it is appropriate for presentation to the Board or such director. Communications determined by the Company’s Secretary to be appropriate for presentation to the Board or such director will be submitted to the Board or such director on a periodic basis.

Executive Officers

The following table sets forth information regarding the executive officers of the Company as of June 30, 2016(1):

Name	Age	Position
Troy C. Patton	47	President, Chief Executive Officer and Director
Ciel R. Caldwell	44	Senior Vice President for Operations and Finance
Jonathan A. Lynch	60	Chief Technology Officer

Mr. Patton’s biographical information is set forth above with the Board of Directors information.

Ciel R. Caldwell was named Senior Vice President for Operations and Finance in May 2016, and Secretary in November 2015. Previously, Ms. Caldwell was named Chief Financial Officer in February 2013. Ms. Caldwell joined the Company in February of 2011 as Vice President and Corporate Controller. On May 20, 2016, Ms. Caldwell was promoted to the position of Senior Vice President for Operations and Finance. From October 2008 to May 2010, she was the Vice President, Corporate Finance of Vistaprint, N.V. (NASDAQ:VPRT), now known as Cimpress, N.V. (NASDAQ:CMPR), an online marketing solutions retailer. Prior to that, Ms. Caldwell served in various senior financial leadership positions at 3Com Corporation, a global provider of enterprise networking and security solutions, from 2003 to October 2008, including Vice President and Assistant Controller, Senior Director Corporate Accounting, and Director of Investor Relations. Prior to 3Com Corporation, she held senior financial positions at Level 3 Communications, Inc. (NYSE:LVLT), and began her career at PricewaterhouseCoopers. Ms. Caldwell holds a B.S. in Accounting from Babson College.

Jonathan A. Lynch was named Chief Technology Officer for in August 2008. He joined Northern Power in September 1980 and has taken an active role in all aspects of power system design, including mechanical, electrical, and control subsystems, and has a strong knowledge of high reliability, hybrid power systems, distributed generation technology, and wind turbine design. Mr. Lynch has led the development of all aspects of our current technology portfolio. He has directed numerous research and development programs funded by agencies such as the National Renewable Energy Laboratory, National Science Foundation, and the National Aeronautics and the Space Administration. Prior to joining us, Mr. Lynch was employed as a design engineer at Carrier Corporation, modeling and designing high-performance refrigeration systems for transportation applications. Mr. Lynch holds a B.S. in Mechanical Engineering from Stevens Institute of Technology.

(1)Lawrence D. Willey served as the Chief Operating Officer of the Company from May 2014 through May 2016. As of May 20, 2016, Mr. Willey is no longer employee by the Company, but his information is included in this Annual Report on Form 10-K because he served as Chief Operating Officer of the Company during this report’s reporting period. Until May 20, 2016, Mr. Willey was responsible for the creation and execution of our operating plan and accountable for all operational matters including direct responsibility for the Engineering, Supply Chain, Production, Product Management, and Services organizations. From April 2013 to March 2014, Mr. Willey was the Vice President, Energy Business/Services for Energy Northwest, where he was responsible for its non-nuclear power generation and business services assets including hydro, solar, wind and thermal. From 2009–2012, Mr. Willey held a number of Vice President positions for Clipper Windpower Ltd., a former Pratt & Whitney Power Systems company. Prior to that, Mr. Willey worked for 32 years for General Electric Company (NYSE:GE) and for United Technologies Corporation (NYSE:UTX). Mr. Willey holds a M.S. in Mechanical Engineering from Rensselaer Polytechnic Institute, a B.S. in Mechanical Engineering from the University of Hartford, and an A.A.A in Mechanical Engineering from Hudson Valley Community College, Troy, New York.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Company. Officers, directors and greater than ten percent shareholders in the fiscal year ended December 31, 2015, who are the same individuals and entities listed on the table under “Principal Shareholders,” are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2015, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were timely filed under Section 16(a).

Nomination of Director Candidates

During the fourth quarter of fiscal year 2015, the Company made no material changes to the procedures by which stockholders may recommend nominees to the Board, as described in our most recent proxy statement.

Code of Ethics

The Company has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and/or any person performing similar functions. The Company’s management periodically reports to the Board or an appropriate committee of the Board on its compliance efforts as well as any alleged violations of the code and the actions taken with respect to any such violation. Questions and concerns relating to potential violations of the code pertaining specifically to accounting, internal accounting controls, auditing or securities law matters are directed to and addressed by the Audit Committee in accordance with established procedures for the receipt, retention and treatment of such complaints.

Item 11.	Executive Compensation

The following table sets forth total compensation paid to certain executive officers as required by Item 402 of Regulation S-K (our “Named Executive Officers”) for the years ended December 31, 2015, and December 31, 2014. We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). As an emerging growth company, we have opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended (the “Securities Act”), which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer.

Name and Principal Position	Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation		Total
Troy C. Patton	2015	$375,000	$13,050	$159,609	$8,096	(3)	$555,756
President and Chief Executive Officer	2014	$375,000	$247,100	$150,000	$22,719	(4)	$794,819

Ciel R. Caldwell	2015	$250,000	$7,830	$71,758	$4,740	(5)	$334,328
Chief Financial Officer	2014	$234,615	$132,375	$67,083	$4,899	(6)	$438,973

Jonathan Lynch	2015	$251,000	$3,915	$34,522	$10,302	(7)	$299,739
Chief Technology Officer	2014	$248,083	$61,775	$64,880	$20,364	(8)	$424,689

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the applicable fiscal year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation — Stock Compensation” (“ASC 718”) and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 12 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2015. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common shares underlying such stock options. The exercise price for stock option awards granted to our Named Executive Officers prior to April 16, 2014, the date our shares were listed on the TSX, were denominated in U.S. dollars, and those granted after that date were denominated in Canadian dollars on the date of the grant and were converted to U.S. dollars using the U.S. dollar per Canadian dollar exchange rate on the date of the grant of the stock option, as indicated In the “Outstanding Equity Awards at Fiscal year End” table below.
(2)	Represents annual bonus amounts paid pursuant to our Named Executive Officers’ employment agreements. Unless otherwise noted, amounts paid in year represent performance bonus based on previous fiscal year (e.g. bonus paid in 2014 was based on reaching performance objectives for 2013 fiscal year, and bonus paid in 2015 was based on reaching performance objectives for 2014 fiscal year).
(3)	Consists of: (i) $450 for fuel subsidy, (ii) $809 which we pay towards Mr. Patton’s life insurance coverage, and (iii) $6,836 in matching funds under our 401(k) plan.
(4)	Consists of: (i) $900 for fuel subsidy, (ii) $810 which we pay towards Mr. Patton’s life insurance coverage, (iii) $6,586 in matching funds under our 401(k) plan, (iv) $14,423 in vacation payout.
(5)	Consists of: (i) $450 for fuel subsidy, (ii) $540 which we pay towards Ms. Caldwell’s life insurance coverage, and (iii) $3,750 in matching funds under our 401(k) plan.
(6)	Consists of: (i) $900 for fuel subsidy, (ii) $480 which we pay towards Ms. Caldwell’s life insurance coverage, and (iii) $3,519 in matching funds under our 401(k) plan.
(7)	Consists of: (i) $450 for fuel subsidy, (ii) $2,322 which we pay towards Mr. Lynch’s life insurance coverage, and (iii) $7,530 in matching funds under our 401(k) plan.
(8)	Consists of: (i) $900 for fuel subsidy, (ii) $2,281 which we pay towards Mr. Lynch’s life insurance coverage, (iii) $7,722 in matching funds under our 401(k) plan, and (iv) $9,461 in vacation payout.

Annual Base Salary

The Named Executive Officers’ annual base salaries for 2014 were approved by the Board of Directors prior to Northern Power becoming a public company. The Board of Directors approved salary increases for Ms. Caldwell and Mr. Lynch in August 2014. At this time, Ms. Caldwell’s base salary was increased from $225,000 to $250,000 and Mr. Lynch’s base salary was increased from $246,000 to $251,000.

Name	2015 Base Salary	2014 Base Salary
Troy C. Patton	$375,000	$375,000
Ciel R. Caldwell	$250,000	$233,654
Jonathan Lynch	$251,000	$248,083

The Compensation Committee reviews, assesses, and makes recommendations to the Board relating to the Company’s overall system of executive compensation, including setting the base salary for the Chief Executive Officer and the executive management team upon hire and annually thereafter.

Annual Performance-Based Bonus Opportunity

In addition to base salaries, our Named Executive Officers are eligible to receive an annual performance-based cash bonus, which is designed to provide an appropriate incentive to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. The annual performance-based bonus, if any, an executive earns is targeted to a percentage of the executive’s base salary, and ultimately is based on the achievement of certain corporate and individual key performance indicators approved by the Board in the beginning of the year to which the bonus relates. The bonus amounts vary from year to year based on corporate and individual performance. At the beginning of each year, the Compensation Committee recommends and our Board approves the extent to which the corporate and individual goals for the previous year have been achieved, based on achievement of the corporate and individual goals and management’s review and recommendation, except that our executives do not make recommendations with respect to their own achievement. The Board may award a bonus in an amount above or below the target bonus, based on factors that the Board determines, with input from the Compensation Committee.

Name	Target Bonus %(1)
Troy C. Patton	100
Ciel R. Caldwell	50
Jonathan Lynch	40

(1)	The target bonuses listed in this table reflect increases from the original target bonuses agreed to in the employment agreements of each Named Executive Officer. The target bonus increases were approved by the Compensation Committee on August 14, 2014, and made effective as of August 22, 2014.

The corporate and individual goals are determined by the Board based on the recommendation of the Compensation Committee and communicated to the Named Executive Officers shortly after each fiscal year begins. The corporate goals relate to our annual company goals and various business accomplishments which vary from year to year depending on the Company’s overall strategic objectives. The individual goals relate to each Named Executive Officer’s specific job responsibilities and often to the executive’s performance towards reaching our corporate goals for the designated year. The proportional emphasis between corporate and individual goals does not necessarily involve a mathematical analysis or pre-established weighting of each goal. The Board may, but need not, establish a specific weighting amongst various corporate goals. The emphasis placed on goals may vary from year to year depending on the Company’s overall strategic objectives and the Compensation Committee’s and Board’s subjective determination of which goals have more impact on performance.

Long Term Incentive Compensation

Our long-term, equity-based incentive awards are designed to align the interests of our Named Executive Officers and our other employees, non-employee directors and consultants with the interests of our shareholders. Because vesting is based on continued service, our equity-based incentives also encourage the retention of our Named Executive Officers through the vesting period of the awards.

We use stock options as the primary incentive vehicle for long-term compensation to our Named Executive Officers because they are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price. We provide initial grants in connection with the commencement of employment of our Named Executive Officers, and subsequent grants from time to time, but approximately annually. All stock option grants to Named Executive Officers have been made pursuant to our stock option plan, the terms of which are described below under “Equity Compensation Plans and Other Benefits — Stock Option Plan,” and are granted with an exercise price no less than the fair market value of our common shares on the date of grant of each award. In April 2014, we adopted and our shareholders approved the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (the “2014 Plan”). Stock options granted under our 2014 Plan typically vest over a three-year period and expire after seven years.

In August 2015, based on the recommendation of the Compensation and Corporate Governance Committee, the Board awarded stock option grants to each of the Named Executive Officers for the incentive- and retention-related purposes described above. The vesting and other terms of these stock option grants are described in the footnotes to the “Outstanding Equity Awards as Fiscal Year End” table below.

Health, Welfare and Retirement Benefits

Health and Welfare Benefits

Our Named Executive Officers are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, and group life and disability insurance plans, in each case on the same basis as other employees.

Retirement Benefits

We maintain a tax-qualified retirement plan that provides eligible employees, including the Named Executive Officers, with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. In 2015, the Company contributed 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The retirement plan is intended to qualify under Sections 401(a) and 501(a) of the Code.

Employment Agreements with Named Executive Officers

Each of our Named Executive Officers serves at the pleasure of our Board. With the exception of his own arrangement, which was negotiated by the Board, each executive employment agreement is negotiated on the Company’s behalf by our Chief Executive Officer (or was negotiated by a former Chief Executive Officer), with the oversight and approval of our Board. The Named Executive Officers’ employment agreements each provide for “at will” employment and set forth the terms and conditions of the Named Executive Officer’s employment, described below, and standard employee benefit plan participation. Each Named Executive Officer has also entered into the Company’s standard confidential information and invention assignment agreement.

The Company entered into an employment agreement with Mr. Patton on September 7, 2012, in connection with the commencement of his employment as our Chief Executive Officer and President. Pursuant to the employment agreement, Mr. Patton was entitled to an annual salary of $375,000, and a bonus payment of $175,000 for the year 2012, provided that prior to December 31, 2012, he did not voluntarily terminate his employment with the Company, other than for “good reason,” and his employment was not terminated for “cause” (as each term is defined below). Starting in 2013, Mr. Patton was entitled to be eligible for an annual discretionary performance bonus targeted to 50% of his annual base salary. Mr. Patton’s employment agreement provided for additional benefits, including a monthly allowance for housing in the Barre, Vermont area, and reimbursement for his travel expenses incurred in travelling between his primary residence and the Company’s office in Barre, Vermont, on a tax free basis.

The Company entered into an employment agreement with Ms. Caldwell on February 1, 2013, pursuant to which she was entitled to an annual salary of $225,000, and eligible for an annual discretionary performance bonus of targeted to 35% of her annual base salary. Ms. Caldwell’s employment agreement also provided for additional benefits, including reimbursement for or provision of housing in the Barre, Vermont area and reimbursement for her automobile mileage expenses incurred in travelling between her primary residence and the Company’s office in Barre, Vermont, on a tax free basis.

The Company entered into an employment agreement with Mr. Lynch on September 19, 2010, pursuant to which he was entitled to an annual salary of $235,000 and eligible for an annual discretionary performance bonus targeted to 35% of his annual base salary.

As described below, these employment agreements also contain provisions that provide for certain payments and benefits in the event of a termination of employment, including an involuntary termination of employment following a “change in control”, as well as for accelerated vesting of certain of their outstanding and unvested awards in certain circumstances.

Involuntary Termination of Employment

Pursuant to their employment agreements, each Named Executive Officer is eligible to receive certain payments and benefits in the event his or her employment is terminated (i) in the case of Mr. Patton by the Company without “cause” or by Mr. Patton with “good reason”, and (ii) in the cases of Ms. Caldwell and Mr. Lynch, by the Company without “cause” or on account of death or disability. In addition to accrued benefits (consisting of unpaid expense reimbursements, accrued but unused vacation to the extent such payment is required by law or Company policy, any vested benefits that the Named Executive Officer may have under any of our employee benefit plans and any earned but unpaid base salary payable through the date of termination) and any bonus awarded but not yet paid on the date of termination, upon the timely execution of a fully effective general release of claims in favor of the Company, each Named Executive Officer is eligible to receive the following payments and benefits:

•	base salary continuation for up to 12 months in the case of Mr. Patton, up to 6 months in the case of Ms. Caldwell, and up to 9 months in the case of Mr. Lynch (in each case, subject to earlier termination if subsequent employment is obtained prior to the expiration of the relevant severance period);

•	the cost of all health and dental benefits during the severance period; and

•	if the Named Executive Officer was participating in a cash bonus plan at the time of such termination, a pro rata portion of the cash bonus payable under such cash bonus plan for the year in which the termination of employment occurs, as determined in good faith by the Compensation Committee.

Change in Control

Pursuant to Mr. Patton’s employment agreement, in the event his employment is terminated without “cause” or for “good reason” within 12 months of a “change in control” (as defined in his employment agreements and described below), all common shares subject to outstanding and unvested stock options granted to Mr. Patton will immediately accelerate, vest, and become fully exercisable as of the date of termination. In addition, pursuant to our 2014 Plan, all stock options will automatically become fully exercisable and the restrictions and conditions on all other awards with time-based conditions will automatically be deemed waived upon a “sale event” (as defined in the 2014 Plan).

Definitions

For purpose of the employment agreements, “cause” means:

•	willful failure substantially to perform an executive officer’s duties and responsibilities to the Company or deliberate violation of a material the Company policy;

•	the commission by an executive officer of any act of fraud, embezzlement, dishonesty or any other willful misconduct that has caused or is reasonably expected to result in material injury to the Company;

•	unauthorized use or disclosure by an executive officer of any proprietary information or trade secrets of the Company or any other party to whom such executive officer owes an obligation of nondisclosure as a result of his or her relationship with the Company; or

•	a willful and material breach by an executive officer of his or her obligations under our assignment of inventions, non-disclosure and noncompetition agreement.

For purposes of the employment agreements, “good reason” means:

•	any material breach of an executive officer’s employment agreement by the Company or any successor to the Company which is not cured within 15 days after written notice by the executive officer to the breaching party;

•	failure of any successor to the Company to assume and agree to perform the Company’s obligations pursuant to the terms and conditions of the executive officer’s employment agreement; or

•	to the extent the termination occurs within 12 months following a change in control, an adverse change by the Company or any successor to the Company to an executive officer’s title, reporting relationship, work location, position, authority, duties or responsibilities which is not cured within 15 days after written notice by an executive officer, it being understood that a sale or spin-off of a portion of the Company’s business operations shall not, by itself, constitute an “adverse change.”

For purposes of the employment agreements, a “change in control” of the Company means the consummation of any of the following:

•	any merger or consolidation in which the Company shall not be the surviving entity (or survives only as a subsidiary of another entity whose shareholders did not own all or substantially all of the capital shares of the Company in substantially the same proportions as immediately prior to such transaction);

•	the sale of all or substantially all of the assets of the Company to any other person or entity (other than a wholly-owned subsidiary);

•	the acquisition of beneficial ownership of 75% or more of the outstanding shares of capital shares of the Company by any person or entity (including a group as defined by or under Section 13(d)(3) of the Exchange Act);

•	a contested election of directors of the Company, as a result of which or in connection with which the persons who were directors before such election or their nominees cease to constitute a majority of the Board of the Company; provided however that if the election, or nomination for election by the shareholders of the Company of any new director was approved by a vote of at least 50% of the incumbent directors of the Company, such new director shall be considered as an incumbent director;

•	a Company sale event; or

•	any other event specified by compensation and governance committee of our Board.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes, for each of the Named Executive Officers, the number of the Company’s common shares underlying outstanding stock options held as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Vesting Commencement Date(1)		Option Exercise Price ($)	Option Expiration Date(5)
Troy C. Patton	0	50,000	8/19/2015		0.44	8/19/2022
	46,662	93,338	12/22/2014	(2)	2.97	12/22/2021
	433,986	166,905	11/25/2013	(3)	1.59	11/25/2020
	405	0	2/10/2011		3.63	2/10/2018
	5,940	0	9/29/2011		3.63	9/29/2018
	1,646	0	9/29/2011		3.63	9/29/2018
	8,125	0	4/20/2009		3.63	4/20/2016

Ciel R. Caldwell	0	30,000	8/19/2015		0.44	8/19/2022
	24,997	50,003	12/22/2014	(2)	2.97	12/22/2021
	157,881	59,154	11/25/2013	(3)	1.59	11/25/2020
	292	0	9/29/2011		3.63	9/29/2018
	1,218	0	9/29/2011		3.63	9/29/2018
	351	0	9/29/2011		3.63	9/29/2018
	1,016	0	5/2/2011		3.63	5/2/2018

Jonathan Lynch	0	15,000	8/19/2015		0.44	8/19/2022
	11,665	23,335	12/22/2014	(2)	2.97	12/22/2021
	153,484	55,813	11/25/2013	(3)	1.59	11/25/2020
	5,507	0	9/29/2011	(4)	3.63	9/29/2018
	1,564	0	9/29/2011		3.63	9/29/2018
	1,876	0	9/29/2011		3.63	9/29/2018
	4,594	0	9/29/2011	(4)	3.63	9/29/2018
	847	0	2/10/2011		3.63	2/10/2018
	1,016	0	2/10/2011		3.63	2/10/2018
(1)	Unless otherwise indicated, the options vest according to the following schedule: one-third of the shares granted vest and become exercisable on the first anniversary of the grant date, with the remaining two-thirds of the shares vesting and becoming exercisable in equal quarterly installments over the subsequent two years.
(2)	The shares vest in three equal installments starting on the first anniversary of the grant.
(3)	20% of shares vested and became exercisable upon grant date, with the remaining shares vesting and becoming exercisable in equal quarterly installments over the subsequent three years.
(4)	The shares vested on date of grant.
(5)	The options expire on the seventh anniversary of the grant date.

Equity Compensation Plans and Other Benefit Plans

2014 Stock Option and Incentive Plan

The 2014 Plan provides for the grant of incentive stock options, non-statutory share options, and other types of share awards to our employees, consultants, and directors. 4,000,000 common shares are reserved for issuance upon grant or exercise of awards under the 2014 Plan. This number is subject to adjustment in the event of a share split, share dividend or other changes in our capitalization.

The shares we issue under the 2014 Plan will be authorized but unissued shares or shares that we reacquire. The common shares underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of shares, expire or are otherwise terminated (other than by exercise) under the 2014 Plan will be added back to the shares available for issuance under the 2014 Plan.

Share options and share appreciation rights with respect to no more than 1,000,000 shares may be granted to any one individual in any one calendar year and the maximum “performance-based award” (as such term is used under Section 162(m) of the Code) payable to any one individual under the 2014 Plan is 1,000,000 shares or $4,000,000 in the case of cash-based awards. The maximum aggregate number of shares that may be issued in the form of incentive stock options shall not exceed 1,000,000 shares.

The 2014 Plan is administered by the compensation and governance committee of our Board, or the Compensation Committee. The Compensation Committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2014 Plan. Persons eligible to participate in the 2014 Plan will be those full or part-time officers, employees, non-employee directors and consultants as selected from time to time by the Compensation Committee in its discretion. All employee share option awards are covered by a share option agreement and vest in accordance with the vesting schedule set forth in such share option agreement. The Compensation Committee may choose to accelerate the vesting schedule, and some employees are entitled to acceleration upon a change of control.

The 2014 Plan permits the granting of both options to purchase common shares intended to qualify as incentive stock options under Section 422 of the Code and among options that do not so qualify. The option exercise price of each option will be determined by the Compensation Committee but may not be less than 100% of the fair market value of our common shares on the date of the grant. The term of each option will be fixed by our Compensation Committee and may not exceed ten years from the date of grant. The Compensation Committee will determine at what time or times each option may be exercised.

The Compensation Committee may award share appreciation rights subject to such conditions and restrictions as we may determine. Share appreciation rights entitle the recipient to common shares, or cash, equal to the value of the appreciation in our share price over the exercise price. The exercise price of each share appreciation right may not be less than 100% of the fair market value of the common share on the date of grant.

The Compensation Committee may award restricted shares and restricted share units to participants subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals or continued employment with us through a specified vesting period. The Compensation Committee may also grant common shares that are free from any restrictions under the 2014 Plan. Unrestricted shares may be granted to participants in recognition of past services or other valid consideration and may be issued in lieu of cash compensation due to such participant.

The Compensation Committee may grant performance share awards to participants that entitle the recipient to receive common shares upon the achievement of certain performance goals and such other conditions as the Compensation Committee shall determine. The Compensation Committee may grant cash bonuses under the 2014 Plan to participants, subject to the achievement of certain performance goals.

The Compensation Committee may grant awards of restricted shares, restricted share units, performance shares or cash-based awards under the 2014 Plan that are intended to qualify as “performance-based compensation” under Section 162(m) of the Code. Those awards would only vest or become payable upon the attainment of performance goals that are established by the Compensation Committee and related to one or more performance criteria. The performance criteria that would be used with respect to any such awards include: earnings before interest, taxes, depreciation and amortization, net income (loss) (either before or after interest, taxes, depreciation or amortization), changes in the market price of our common shares, economic value-added, funds from operations or similar measure, sales or revenue, acquisitions or strategic transactions, operating income (loss), cash flow (including, but not limited to, operating cash flow and free cash flow), return on capital, assets, equity, or investment, shareholder returns, return on sales, gross or net profit levels, productivity, expense, margins, operating efficiency, customer satisfaction, working capital, earnings (loss) per share, sales or market shares and number of customers, any of which may be measured either in absolute terms or as compared to any incremental increase or as compared to results of a peer group.

The 2014 Plan provides that in the case of, and subject to, the consummation of a “sale event” as defined in the 2014 Plan, all outstanding awards may be assumed, substituted or otherwise continued by the successor entity. To the extent that the successor entity does not assume, substitute or otherwise continue such awards, then upon the effectiveness of the sale event, the 2014 Plan and all outstanding will automatically terminate. In the event of such termination, individuals holding options and share appreciation rights will be permitted to exercise such options and share appreciation rights prior to the sale event. In addition, in connection with a sale event, we may make or provide for a cash payment to participants holding options and share appreciation rights equal to the difference between the per share cash consideration payable to shareholders in the sale event and the exercise price of the options or share appreciation rights. In addition, except as may otherwise be provided in the relevant award certificate, all share options and share appreciation rights will automatically become fully exercisable and the restrictions and conditions on all other awards with time-based conditions will automatically be deemed waived, and awards with conditions and restrictions relating to the attainment of performance goals may become vested and non-forfeitable in connection with a sale event in the Compensation Committee’s discretion.

The Board may amend or discontinue the 2014 Plan and our Compensation Committee may amend or cancel outstanding awards for purposes of satisfying changes in law or for any other lawful purpose, but no such action may adversely affect rights under an award without the holder’s consent. Certain amendments to the 2014 Plan require the approval of our shareholders.

No awards may be granted under the 2014 Plan after the date that is ten years from the date of shareholder approval.

In connection with the adoption of the 2014 Plan and our reorganization in 2014, outstanding options under the Wind Power Holdings, Inc. 2008 Equity Incentive Plan and the Wind Power Holdings, Inc. 2013 Stock Option and Grant Plan were converted on a value-for-value basis to options under our 2014 Plan.

Section 401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. In 2015, we contributed 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The retirement plan is intended to qualify under Sections 401(a) and 501(a) of the Code.

Non-Employee Director Compensation

Pursuant to our non-employee director compensation program, we compensate non-employee members of our Board for their services in the form of cash retainers and options grants under our 2014 Plan. This compensation program was instituted in April 2014. Prior to this date, we did not pay any compensation to our non-employee directors.

Beginning in April 2014, we commenced paying the following annual cash compensation to our non-employee directors:

Annual Payment	Position
$20,000	to each Non-Employee Director
$8,000	to the Chairman of the Board of Directors
$8,000	to the Chairman of the Audit Committee
$8,000	to the Chairman of the Executive Committee
$5,000	to the Chairman of the Compensation and Governance Committee
$5,000	to the Lead Director
$5,000	to each of the Members of the Executive and Audit Committees
$3,000	to each of the Members of the Compensation and Governance Committee

The above payments are paid in four equal quarterly installments, in arrears. Any quarterly payment made to a non-employee director who has served less than three months at the time of the payment will be reduced pro-rata for the time that the individual did not serve in his or her respective capacity. Starting in 2015 the Directors were given the opportunity to take all or a portion of their cash compensation in equity, in the form of restricted Company common shares. For those non-employee directors electing to take compensation in equity, the Company grants the restricted shares in the first quarter of the respective fiscal year, with the shares vesting in four equal installments at the end of each fiscal quarter (that is, March 31, June 30, September 30, and December 31 of the year in which they were granted), provided that the non-employee director continues to have a service relationship with the Company on each such vesting date.

The Company further compensates non-employee directors with restricted stock grants under the 2014 Plan. Upon initial election or appointment to the board of directors, a non-employee director receives an initial equity grant of 15,000 shares of the Company’s common shares, at the fair market value of the shares on the day of the grant. Such shares vest in equal quarterly installments at the end of each fiscal quarter of the year in which the shares were granted provided that the non-employee director continues to have a service relationship with the Company on each such vesting date. Additionally, on or about June 1 of each fiscal year, each continuing non-employee director receives an annual equity grant in the form of 15,000 shares of the Company’s common shares, at the fair market value of the shares on the day of the grant. Such shares vest in three equal installments on June 30, September 30, and December 31 of the year in which they were granted, provided that the non-employee director continues to have a service relationship with the Company on each such vesting date.

Stock and stock options granted to our non-employee directors are granted under and subject to the terms of our 2014 Plan, as further described in the section above, entitled “Equity Compensation Plans and Other Benefit Plans – 2014 Stock Option and Incentive Plan”.

The following table discloses all compensation provided to the non-employee directors for the most recently completed fiscal year ending December 31, 2015:

Name	Fees Earned or Paid in Cash	Fees Earned or Paid in Equity	Total
Marcus Baker	$0	$39,610	$39,610
Alexander Ellis III	$30,000	$6,610	$36,610
Richard Hokin	$0	$26,610	$26,610
William Leimkuhler	$16,500	$23,110	$39,610
Robert Lentz	$0	$34,610	$34,610
John Simon	$0	$42,610	$42,610
Gregory Wolf	$10,000	$6,610	$16,610

All outstanding option awards for the non-employee directors of the Company as of December 31, 2015 are set out in the following table:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Grant Date(1)	Option Exercise Price ($)	Option Expiration Date(2)
Marcus Baker	20,000	0	5/9/2014	3.99	5/9/2021
Alexander Ellis III	20,000	0	5/9/2014	3.99	5/9/2021
Richard Hokin	20,000	0	5/9/2014	3.99	5/9/2021
William Leimkuhler	20,000	0	5/9/2014	3.99	5/9/2021
Robert Lentz	20,000	0	5/9/2014	3.99	5/9/2021
John Simon	20,000	0	5/9/2014	3.99	5/9/2021
Gregory Wolf	—	—	—	—	—

(1)	All options were fully vested as of the date of the grant.
(2)	All options expire seven years after the date of the grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common shares, as of July 22, 2016, for:

•	each beneficial owner of more than 5% of our outstanding common shares;

•	each of our Named Executive Officers and directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all of the shares reflected in the table are common shares and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations for beneficial ownership are based on 23,173,884 common shares outstanding as of July 22, 2016. Unless otherwise indicated in the table below, addresses of named beneficial owners are in care of Northern Power Systems, Inc., 29 Pitman Road, Barre, Vermont, 05641.

In computing the number of common shares beneficially owned by a person and the percentage ownership of that person, we deemed outstanding common shares subject to options held by that person that are currently exercisable or exercisable as of September 22, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Named Executive Officers and Directors:
Troy C. Patton(1)	666,482	2.80%
Ciel R. Caldwell(2)	252,959	1.08%
Jonathan Lynch(3)	228,411	*
Marcus D. Baker(4)	1,448,981	6.25%
Alexander Ellis III(5)	4,927,665	21.25%
Richard Hokin(6)	2,164,143	9.33%
William F. Leimkuhler(7)	82,441	*
John Simon(8)	2,475,524	10.67%
Robert L. Lentz(9)	109,537	*
Gregory Wolf(10)	15,400	*
All executive officers and directors as a group(10)	12,371,543	50.72%
5% or Greater Shareholders:
Baker Investments, LLC(4)	1,428,981	6.17%
CWE LLC(6)	1,870,260	8.07%
RockPort Capital Partners III, L.P.(5)	4,892,665	21.11%
Berylson Master Fund LP(12)	1,684,500	7.27%
Intact Investment Management, Inc.(13)	1,488,800	6.42%

*	Less than 1%
(1)	Consists of 36,000 common shares and 630,482 common shares issuable upon the exercise of options exercisable as of September 22, 2016.
(2)	Consists of 12,840 common shares and 240,119 common shares issuable upon the exercise of options exercisable as of September 22, 2016.
(3)	Consists of 1,000 common shares and 227,411 common shares issuable upon the exercise of options exercisable as of September 22, 2016.
(4)	Consists of 20,000 common shares issuable upon the exercise of options exercisable as of September 22, 2016, and 1,428,981 common shares held directly by Baker Investments, LLC. Mr. Baker serves as the President of Baker Companies, Inc. and is a limited partner or member of its operating businesses including Baker Investments, LLC, and therefore may be deemed to hold voting and dispositive power over the shares held by Baker Investments, LLC.
(5)	Consists of 20,000 common shares issuable upon the exercise of options exercisable as of September 22, 2016, 15,000 common shares directly held by RockPort Capital Management LLC, and 4,892,665 common shares held directly by RockPort Capital Partners III, L.P. Mr. Ellis is a General Partner of RockPort Capital Management LLC and RockPort Capital Partners, and therefore, may be deemed to hold voting and dispositive power over the shares held by RockPort Capital Management LLC and RockPort Capital Partners. Mr. Ellis disclaims beneficial ownership of our shares held by RockPort Capital Management LLC and RockPort Capital Partners III, L.P.
(6)	Consists of 273,883 common shares, 20,000 common shares issuable upon the exercise of options exercisable as of September 22, 2016, and 1,870,260 common shares held directly by CWE LLC, which is controlled by Century America LLC. Mr. Hokin is the Managing Director of Century America, LLC a private holding company, and therefore, may be deemed to hold voting and dispositive power over the shares held by CWE LLC.
(7)	Consists of 62,441 common shares and 20,000 common shares issuable upon the exercise of options exercisable as of September 22, 2016.

(8)	Consists of 2,455,524 common shares and 20,000 common shares issuable upon the exercise of options exercisable as of September 22, 2016.
(9)	Consists of 89,537 common shares and 20,000 common shares issuable upon the exercise of options exercisable as of September 22, 2016.
(10)	Consists of 15,400 common shares.
(11)	Consists of 11,153,531 common shares and 1,218,012 common shares issuable upon the exercise of options exercisable as of September 22, 2016.
(12)	The information in the table and in this note is derived from a Schedule 13G filed with the SEC on May 27, 2016 by Berylson Master Fund, LP for Berylson Master Fund, LP, Berylson Capital Partners, LLC (investment manager), and James Berylson (sole owner and manager of Berylson Capital Partners, LLC), 33 Arch Street, Suite 3100, Boston, MA 02110. Berylson Master Fund, LP, Berylson Capital Partners, LLC and James Berylson share power to vote or to direct to vote 1,684,500 shares, and share power to dispose or to direct the disposition of 1,648,500 shares.
(13)	The information in the table and in this note is derived from a Schedule 13G filed with the SEC on February 12, 2015 by Intact Investment Management Inc., 700 University Avenue, Toronto, Ontario Canada M5G 0A. Intact Investment Management Inc. has sole power to vote or to direct the vote of 954,400 shares and sole power to dispose or to direct the disposition of 1,488,800 shares. The securities are owned of record by clients of Intact Investment Management Inc. Those clients have the right to receive or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of the class of securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	2,532,711	$1.90	1,009,909
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total:	2,532,711	$1.90	1,009,909

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Board reviews and approves transactions with directors, officers and Beneficial Owners, each of whom is a related party. Prior to the Board’s consideration of a transaction with a related party, the material facts as to the related party’s relationship or interest in the transaction are disclosed to the Board, and the transaction will not be approved by the Board unless a majority of the directors who are not interested in the transaction approve the transaction. We intend to put into place a related party transactions policy which will require, among other items, that such transactions must be approved by our audit committee or another independent body of the Board.

Independence of the Board of Directors

The Toronto Stock Exchange (TSX) listing standards require that a majority of the members of a listed company’s board of directors must qualify as “independent” as affirmatively determined by the Board of Directors in accordance with applicable securities laws. The Board consults with the Company’s counsel to confirm that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the TSX.

Based on information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, our Board has determined that five of our eight directors —

Messrs. Baker, Hokin, Leimkuhler, Lentz, and Wolf — are independent directors according to the rules and regulations of the TSX. There are no family relationships among any of our directors or executive officers. Mr. Patton is considered to not be independent because he is an officer of the Company. Mr. Ellis is considered to not be independent because he is affiliated with a greater than 10% shareholder of the Company. Mr. Simon is considered not to be independent because he is a greater than 10% shareholder of the Company.

Based on information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, our Board has determined that seven of our eight directors — Messrs. Baker, Ellis, Hokin, Leimkuhler, Lentz, Simon, and Wolf — are independent directors according to the rules and regulations of the SEC. Mr. Patton is considered to not be independent because he is an officer of the Company.

Item 14.	Principal Accounting Fees and Services

The following table includes information concerning principal accounting fees and services required by Item 14. The amounts included for the year ended December 31, 2015, represent aggregate fees billed to the Company by RSM US LLP related to their engagement for services performed for the year ended December 31, 2015. The amounts included for the year ended December 31, 2014 represent the aggregate fees billed to the Company by RSM US LLP (formerly McGladrey LLP), CohnReznick LLP, and Zeifmans LLP related to their engagement for services performed for the year ended December 31, 2014. All fees described below were pre-approved by the Audit Committee.

	For the Year Ended December 31,
	2014	2015
Audit Fees(1)	$478,044	$352,000
Audit-related Fees	—	—
Tax Fees(2)	20,000	11,000
All Other Fees	—	—

Total Fees	$498,044	$363,000

(1)	Audit fees consist of amounts billed for professional services by RSM US LLP (formerly McGladrey LLP) ($363,000 for 2015; $272,460 for 2014) CohnReznick LLP ($194,354 for 2014), and Zeifmans LLP ($11,230 for 2014) for audits and quarterly reviews of our financial statements, fees for services associated with periodic reports and other documents filed with the SEC, such as fees related to our registration statement on Form S-1, initially filed on December 11, 2014, including documents issued in connection with those filings such as consents, and consultations on the Canadian qualifying transaction and the associated filing of our registration statement on Form 10 under the name Wind Power Holdings, Inc., initially filed on February 12, 2014.
(2)	Represents fees billed for tax advice and planning provided by RSM US LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report:

1. Financial Statements.

2. Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts	149

NORTHERN POWER SYSTEMS CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Year	Charged to Expense	Write- Offs	Recoveries and Other Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended December 31, 2015	$187	$31	$(36)	$168	$350
Fiscal year ended December 31, 2014	$103	$404	$(67)	$(253)	$187
Fiscal year ended December 31, 2013	$22	$152	$(23)	$(48)	$103

	Balance Beginning of Year	Additions	Write- Offs	Recoveries	Balance End of Year
Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2015	$54,566	$3,015	$—	$—	$57,581
Fiscal year ended December 31, 2014, as restated	$51,428	$3,138	$—	$—	$54,566
Fiscal year ended December 31, 2013, as restated	$46,024	$5,404	$—	$—	$51,428

	Balance Beginning of Year	Additions	Write- Offs	Recoveries	Balance End of Year
Inventory excess and obsolete reserve:
Fiscal year ended December 31, 2015	$565	$202	$(225)	$(226)	$316
Fiscal year ended December 31, 2014	$563	$319	$(236)	$(81)	$565
Fiscal year ended December 31, 2013	$1,454	$22	$(913)	$—	$563

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

NORTHERN POWER SYSTEMS CORP.

Date: July 25, 2016	By:	/s/ Troy C. Patton
Troy C. Patton
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Troy C. Patton, Ciel R. Caldwell and Kelly K. Mack, and each of them, his or her true and lawful attorneys in fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys in fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Troy C. Patton	President, Chief Executive Officer and Director (Principal Executive Officer)	July 25, 2016
Troy C. Patton

/s/ Ciel R. Caldwell	Senior Vice President, Operations and Finance (Principal Financial and Accounting Officer)	July 25, 2016
Ciel R. Caldwell

/s/ Marcus D. Baker	Director	July 25, 2016
Marcus D. Baker

/s/ Alexander Ellis, III	Director	July 25, 2016
Alexander Ellis, III

/s/ Richard Hokin	Director	July 25, 2016
Richard Hokin

/s/ John Simon	Director	July 25, 2016
John Simon

/s/ William F. Leimkuhler	Director	July 25, 2016
William F. Leimkuhler

/s/ Robert L. Lentz	Director	July 25, 2016
Robert L. Lentz

/s/ Gregory Wolf	Director	July 25, 2016
Gregory Wolf

EXHIBIT INDEX

Number	Description

2.1	Merger Agreement by and between Wind Power Holdings, Inc., Mira III Acquisition Corp (now known as Northern Power Systems, Corp), Mira Subco, Inc. and Mira Subco, LLC dated as of March 3, 2014. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

3.1	Articles of Association of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

4.1	Form of Common Share Certificate of Registrant (filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317), filed by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

4.2	Form of Class B Restricted Voting Share Certificate of the Registrant (filed as Exhibit 4.1A to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

4.3	Fifth Amended and Restated Investors’ Rights Agreement by and between Wind Power Holdings, Inc. and certain of its shareholders dated as of April 14, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.1#	Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.2	Northern Power Systems Corp. 2014 Stock Option and Incentive Plan Form of Non-Qualified Stock Option Grant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.3	Employment Agreement by and between the Registrant and Troy C. Patton (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on February 12, 2014 and incorporated herein by reference

10.4#	Employment Agreement by and between the Registrant and Ciel R. Caldwell (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

10.5#	Employment Agreement by and between the Registrant and Jonathan A. Lynch (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

10.6#	Employment Agreement dated as of May 5, 2014 by and between Northern Power Systems, Inc. and Lawrence D. Willey (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-55184) on August 14, 2014 and incorporated herein by reference)

10.8	Amended and Restated Loan and Security Agreement by and between the Registrant and Comerica Bank, dated December 31, 2013, as amended June 30, 2014 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

10.9†	Technological Know-How Transfer Agreement for NPS 2.X by and between the Registrant and WEG Equipamentos Elétricos S.A. dated March 20, 2013 (filed as Exhibit 10.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

Number	Description

10.10†	Turbine Design and Development Agreement for 3.3 MW by and between Registrant and WEG Equipamentos Elétricos S.A. dated February 28, 2014 (filed as Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

10.11	Lease Agreement dated as of June 19, 2014 by and between Northern Power Systems, Inc. and Malone 29 Pitman Road Properties, LLC (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-55184) on August 14, 2014 and incorporated herein by reference)

10.12	Purchase and Sale Agreement dated as of March 5, 2014 by and between Wind Power Holdings, Inc. and Malone Properties, Inc. (filed as Exhibit 10.16 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

10.13	Escrow Agreement made and entered into as of April 16, 2014, by and among Northern Power Systems Corp., Equity Financial Trust Company, as escrow agent, and the shareholders named therein (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of RSM US LLP, Independent Registered Accounting Firm

23.2*	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Furnished herewith.
**	Submitted electronically herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment previously granted by the SEC.

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015, December 31, 2014 and December 31, 2013, and (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, and (iii) Consolidated Statements of Changes in Shareholders’ Equity (Deficiency) for the years ended December 31, 2015, 2014 and 2013, and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) Notes to Consolidated Financial Statements.