Form 10-Q
period 2016-03-31
Northern Power Systems Corp.
filed 2016-08-31
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	23,173,884
Class	Outstanding at August 31, 2016

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(In thousands, except share and per share amounts)

ASSETS	March 31, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,030	$6,333
Accounts receivable — net of allowance for doubtful accounts of $306 and $350 at March 31, 2016 and December 31, 2015, respectively	2,159	3,046
Unbilled revenue	1,902	2,216
Inventories — net (Note 4)	12,413	9,233
Deferred costs	3,893	6,379
Prepaid expenses and other current assets	592	850

Total current assets	24,989	28,057
Property, plant and equipment — net (Note 5)	2,080	2,169
Intangible assets — net (Note 6)	883	928
Goodwill	722	722
Other assets	23	—

Total Assets	$28,697	$31,876

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2016	December 31, 2015
	(Unaudited)
CURRENT LIABILITIES:
Working capital revolving line of credit (Note 7)	$3,600	$2,892
Accounts payable	4,459	3,838
Accrued expenses (Note 8)	3,547	4,005
Accrued compensation	982	1,253
Deferred revenue	4,968	6,888
Customer deposits	5,623	3,596
Other current liabilities	348	357

Total current liabilities	23,527	22,829
Deferred revenue, less current portion	2,879	2,718
Deferred income taxes, net of current portion (Note 12)	179	175
Other long-term liability	252	245

Total Liabilities	26,837	25,967

Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY:

Voting common shares, no par value — Unlimited shares authorized; 23,173,884 shares issued and outstanding as of March 31, 2016 and December 31, 2015	165,568	165,568
Additional paid-in capital	8,872	8,713
Accumulated other comprehensive income (loss)	10	(13)
Accumulated deficit	(172,590)	(168,359)

Total Shareholders’ Equity	1,860	5,909

Total Liabilities and Shareholders’ Equity	$28,697	$31,876

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands, except share and per share amounts)

(unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
REVENUES:
Product	$4,115	$6,238
License	118	615
Design service	218	1,756
Service	727	615

Total revenues	5,178	9,224

Cost of product revenues	5,071	5,967
Cost of service revenues	744	1,298

Gross margin	(637)	1,959
OPERATING EXPENSES:
Sales and marketing	1,027	1,312
Research and development	924	1,139
General and administrative	1,559	3,020

Total operating expenses	3,510	5,471

Loss from operations	(4,147)	(3,512)
Interest expense	(48)	(26)
Other income (expense) — net	30	(87)

Loss before provision for income taxes	(4,165)	(3,625)
Provision for income taxes	66	385

NET LOSS	(4,231)	(4,010)
Other comprehensive income (loss)
Change in cumulative translation adjustment	23	(32)

COMPREHENSIVE LOSS	$(4,208)	$(4,042)

Net loss applicable to common shareholders (Note 2)	$(4,231)	$(4,010)

Net loss per common share
Basic and diluted	$(0.18)	$(0.17)

Weighted average number of common shares outstanding
Basic and diluted	23,173,884	22,765,098

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(In thousands except share amounts)

(unaudited)

	Voting Common Shares-No Par		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
BALANCE — December 31, 2015	23,173,884	$165,568	$8,713	$(13)	$(168,359)	$5,909
Stock based compensation expense	—	—	159	—	—	159
Cumulative translation adjustment	—	—	—	23	—	23
Net loss	—	—	—	—	(4,231)	(4,231)

BALANCE — March 31, 2016	23,173,884	$165,568	$8,872	$10	$(172,590)	$1,860

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(All amounts in thousands)

(unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES:
Net loss	$(4,231)	$(4,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	85	30
Recovery of doubtful accounts	(44)	(100)
Stock-based compensation expense	159	178
Depreciation and amortization	180	185
Noncash implied license revenue	—	(177)
Loss on disposal of asset	83	50
Deferred income taxes	4	3
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	1,245	508
Other current and noncurrent assets	236	1,231
Inventories	(3,264)	(2,561)
Deferred costs	2,486	773
Accounts payable	621	(1,196)
Accrued expenses	(729)	(172)
Customer deposits	2,027	2,127
Deferred revenue and other short term liabilities	(1,770)	(2,442)
Other liabilities	7	35

Net cash used in operating activities	(2,905)	(5,538)

INVESTING ACTIVITIES:
Purchases of property and equipment	(129)	(248)

Net cash used in investing activities	(129)	(248)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit, net of repayments	708	—
Proceeds from the exercise of stock options	—	3

Net cash provided by financing activities	708	3

Effect of exchange rate change on cash	23	(32)

Change in cash and cash equivalents	(2,303)	(5,815)
Cash and cash equivalent — Beginning of Period	6,333	13,142

Cash and cash equivalent — End of Period	$4,030	$7,327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$15	$—

Cash paid for income taxes	$10	$9

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Going Concern — The Company has incurred operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs, if ever. Since inception, the Company has funded its net capital requirements with proceeds from private equity and public and debt offerings. At March 31, 2016, the Company has cash of $4.0 million, an accumulated deficit of $172.6 million and the current line of credit which is set to expire on September 30, 2016. We are in discussions with our lender to renew our line of credit prior to September 30, 2016 or obtain alternative financing. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2015 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2016.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this accounting standard update may have on its current practices.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in our results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. This new standard is effective for fiscal years beginning after December 15, 2017, including interim periods with those fiscal year. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. This new standard is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods with those fiscal year. The application of this ASU will not have an impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods with those fiscal year. The application of this ASU will not have an impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods with those fiscal year. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2015 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

2.	NET LOSS PER SHARE

Basic loss per share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing loss attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the three months ended March 31, 2016 and 2015, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of basic and diluted net loss per share are as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
Basic earnings per share calculation
Numerator
Net loss	$(4,231)	$(4,010)

Net loss attributable to common shareholders	$(4,231)	$(4,010)

Denominator
Weighted average common shares outstanding — Basic and diluted	23,173,884	22,765,098
Net loss per share-Basic and diluted	$(0.18)	$(0.17)

The following potentially dilutive securities were excluded from the calculation of dilutive weighted average shares outstanding because they were considered anti-dilutive due to the Company’s loss position:

	March 31, 2016	March 31, 2015
Common share options	2,510,082	2,811,699

Total potentially dilutive securities	2,510,082	2,811,699

The Company had 367,500 placement agent options that expired on March 17, 2016. In addition, the Company has 2,510,082 options outstanding as of March 31, 2016 related to the 2014 NPS Corp. plan. As of March 31, 2015 the Company had 367,500 placement agent options outstanding, 2,408,261 and 35,938 options outstanding as of March 31, 2015 related to the 2014 NPS Corp. and the Mira III plans, respectively. Such options are considered to be potentially dilutive securities.

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit and debt, deferred revenue and customer deposits. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of March 31, 2016 and December 31, 2015, approximate fair value due to their short-term nature and are classified within Level 3 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents when held consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

During 2014, the Company entered into a technology development contract with a customer that will result in the Company receiving a royalty free license upon successful completion of the development. The Company determined the value of this license using a probability weighted analysis. The analysis applied a range of possibilities to a set of possible outcomes and attributed a value in the event of each outcome. The probabilities and weightings used in the analysis were based on management’s views of the opportunities that will be available to the Company upon completion of the contract and receipt of the license, as well as a review of the outcomes that would result from the selected scenarios. The Company determined this was the most reliable approach to value the license. The license will be accreted to full value over the development period of the contract and will subsequently be amortized over its estimated useful life at the time. The value assigned to the license as of March 31, 2016 and December 31, 2015 was $792, representing a fair value measurement on a nonrecurring basis, and is included in intangible assets on the accompanying consolidated balance sheets. Due to the unobservable key inputs to the analysis, the license has been classified as Level 3.

In 2015, the Company entered into foreign currency forward contracts and no-cost collars, usually with one to three month durations, to mitigate the foreign currency risk related to certain balance sheet positions. The Company has not elected hedge accounting for these transactions. There were no contracts entered into during the three months ended March 31, 2016.

4.	INVENTORIES

Inventories, net of reserves, as of March 31, 2016 and December 31, 2015 consist of:

	March 31, 2016	December 31, 2015
Raw materials	$4,137	$3,298
Work in process	1,321	1,170
Finished goods	7,325	5,081
Allowance for obsolescence	(370)	(316)

Total inventory — net	$12,413	$9,233

For the three months ended March 31, 2016 and 2015, the Company recorded inventory provisions of $85 and $30, respectively.

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at March 31, 2016 and December 31, 2015 consist of:

	March 31, 2016	December 31, 2015
Lease improvements	$114	$75
Machinery and equipment	2,464	2,453
Patterns and tooling	1,567	1,615
Office furniture and equipment	424	424
Information technology equipment and software	855	848
Field service spare parts	122	122

	5,546	5,537
Less accumulated depreciation	(3,466)	(3,368)

Total property, plant and equipment, net of depreciation	$2,080	$2,169

Depreciation expense was $135 and $139 for the three months ended March 31, 2016 and 2015, respectively.

In the quarter ended March 31, 2016, the Company disposed of a property and equipment with a cost of $120 and a net book value of $83.

6.	INTANGIBLE ASSETS

Intangible assets consist of:

	March 31, 2016
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Period
Core technology	0.4 years	978	$(907)	$71
Trade name	1.4 years	89	(69)	20
Royalty license	See below	792	—	792

		$1,859	$(976)	$883

	December 31, 2015
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	0.7 years	978	$(865)	$113
Trade name	1.7 years	89	(66)	23
Royalty license	See below	792	—	792

		$1,859	$(931)	$928

As part of the agreement with WEG Equipamentos Elétricos S.A. to develop a 3.3 MW wind turbine, the Company has recorded an intangible asset of $792 representing the earned value of the royalty free license the Company will receive upon completion of the development project. The Company’s estimate of the total value of this intangible asset will be capitalized over the period of the development project. Amortization of the intangible asset will commence as the Company completes the project and has the ability to license/sell the 3.3 MW wind turbine.

Amortization expense for the three months ended March 31, 2016 and 2015 was $45 and $46, respectively.

The expected aggregate future amortization expense, excluding amortization expense related to the royalty license, is as follows:

Years	Amortization
2016	$83
2017	8
Beyond	792

$883

7.	DEBT

Debt at March 31, 2016 and December 31, 2015 consists of:

	March 31, 2016	December 31, 2015
Working capital revolving line of credit	$3,600	$2,892

Total debt	3,600	2,892
Less current portion	(3,600)	(2,892)

Long-term debt	$—	$—

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

At March 31, 2016, there was $3,600 outstanding on the revolving line of credit as well as approximately $554 outstanding in performance and warranty letters of credit guaranteed on behalf of two customers and the Company had a net maximum supported borrowing base, in excess of loans outstanding, of $40. A delay in filing our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 (“Quarterly Reports”), resulted in a violation of the reporting covenants of the Comerica loan agreement. Comerica has been informed of the delay and has approved a waiver of the applicable reporting requirements until July 31, 2016 (filed July 25, 2016) for the 2015 Form 10-K and September 15, 2016 for the Quarterly Reports.

8.	ACCRUED EXPENSES

Accrued expenses consist of:

	March 31, 2016	December 31, 2015
Accrued warranties	$2,231	$2,171
Accrued rebates, allowances and discounts	—	20
Other accrued expenses	1,316	1,814

Total accrued expenses	$3,547	$4,005

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended
	March 31, 2016	March 31, 2015
Beginning balance	$2,171	$1,637
Provisions, net of reversals	395	208
Settlements	(335)	(265)

Ending balance	$2,231	$1,580

9.	CAPITAL STRUCTURE

Common Shares-No Par —The Company’s authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of March 31, 2016, there were 23,173,884 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding.

10.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company had four equity incentive plans. In 2014, all of these plans were converted in substance to the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (“2014 NPS Corp Plan”).

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

A summary of the stock option activity under the 2014 NPS Corp Plan for the three months ended March 31, 2016, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	2,532,711	$1.90	5.20 years	$—
Granted	2,500	0.13
Exercised	—	—
Canceled	(25,129)	2.74

Outstanding — March 31, 2016	2,510,082	1.89	5.00 years	$—

Exercisable — March 31, 2016	1,613,490	2.07	4.65 years	$—

Shares vested and expected to vest March 31, 2016	2,429,710	1.91	4.97 years	$—

As of March 31, 2016 1,032,538 options were available for grant under the 2014 NPS Corp Plan.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the three months ended March 31, 2016 was $0.08 per share. At March 31, 2016, unrecognized stock-based compensation expense related to non-vested stock options is $771 which is expected to be recognized over the weighted-average remaining vesting period of 1.4 years.

The Company estimated the grant-date fair values of stock options granted in the three months ended March 31, 2016, using the Black-Scholes option pricing model and the following assumptions:

March 31, 2016
Expected volatility	77.0%
Risk-free interest rate	1.40%
Expected life (years)	4.5
Dividend yield	0.0%

There were no restricted share grants issued during the three months ended March 31, 2016 and 2015.

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three months ended March 31, 2016 and 2015. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three months ended March 31, 2016 and 2015:

	Three months ended March 31
	2016	2015
Cost of revenue	$3	$9
Sales and marketing	17	16
Research and development	4	5
General and administrative	135	148

Total stock-based compensation expense	$159	$178

11.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. As of January 1, 2016, the Company contributes 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Prior to January 1, 2016, the Company contributed 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three months ended March 31, 2016 and 2015 were $21, and $53, respectively.

12.	INCOME TAXES

For the three months ended March 31, 2016, the Company recorded income tax expense of $66 which is comprised of $62 current expense and $4 deferred expense. For the three months ended March 31, 2015, the Company recorded income tax expense of $385 which is comprised of $382 current expense and $3 deferred expense.

For the three months ended March 31, 2016 the current income tax expense included $53 of foreign tax expense related to Brazilian withholding taxes. For the three months ended March 31, 2015, the current income tax expense included $355 Brazilian withholding taxes. Such taxes are applicable to licensing, technology services and royalty revenues earned within Brazil. The tax rate for such taxes is between 15% - 18% and is based upon the character of the revenue and the jurisdiction of where it was earned.

As of December 31, 2015, the Company had $127,696 of federal net operating loss carryforwards that expire beginning in 2028, $75,831 of state net operating loss carryforwards that expire from 2016 through 2028, and $1,462 of research and development tax credits that begin to expire in 2028. The net operating loss carryforwards include approximately $71 for which a benefit will be recorded in additional paid-in capital when realized. In addition, the amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.

The Company has completed a study, through November 30, 2014, to assess if any ownership changes would have caused limitations to net operating loss carryforwards. Based upon that study, the Company has concluded an ownership change occurred on September 19, 2008 and therefore there is the potential for $2,600 of net operating loss to be limited. For the period September 20, 2008 through November 30, 2014, the Company has determined that it is more likely than not that there has not been an ownership change under Section 382 through November 30, 2014. We have not completed and updated a Section 382 study, since November 30, 2014, and as such are not able to assess whether an ownership change has occurred that could cause limitations to our net operating loss carryforwards.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. The net deferred tax liability as of March 31, 2016 and 2015 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite period and which are not currently available as a source of taxable income.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of March 31, 2016, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

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

Revenue for the business segments are shown as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
Product Sales and Service	$4,842	$6,853
Technology Licensing	118	615
Technology Development	218	1,756

Total	$5,178	$9,224

Income (loss) from operations for the business segments and unallocated costs and expenses are as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
Product Sales and Service	$(2,100)	$(1,397)
Technology Licensing	3	242
Technology Development	104	1,477
Shared Services	(1,614)	(3,323)
Unallocated costs and expenses	(540)	(511)

Income/(loss) from operations	$(4,147)	$(3,512)

Unallocated costs and expenses consist of:

	For the three months ended
	March 31, 2016	March 31, 2015
Depreciation and amortization	$(180)	$(185)
Stock-based compensation expense	(159)	(178)
Other	(201)	(148)

Total	$(540)	$(511)

Total business segment assets are as follow:

	March 31, 2016	December 31, 2015
Product Sales and Service	$21,950	$22,732
Technology Licensing	1,198	1,222
Technology Development	1,478	1,477
Shared Services	282	381
Unallocated assets	3,789	6,064

Total	$28,697	$31,876

Unallocated assets consist of the following:

	March 31, 2016	December 31, 2015
Cash	$3,775	$6,047
Property, plant and equipment, net	14	17

Total	$3,789	$6,064

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
United States	$426	$2,082
United Kingdom	1,102	1,501
Italy	3,224	3,288
Brazil	316	2,351
Rest of the world	110	2

Total	$5,178	$9,224

For the three months ended March 31, 2016 and 2015, 92% and 77% of revenues were recognized from sales outside the United States.

Geographic information about property, plant, equipment as well as intangible assets and goodwill associated with particular regions is as follows:

	March 31, 2016	December 31, 2015
United States	$3,528	$3,729
Rest of the world	157	90

Consolidated Total	$3,685	$3,819

14.	SUBSEQUENT EVENTS

On May 23, 2016, the Company announced that it will be dedicating its focus on distributed energy solutions, including the design, manufacture and sale of distributed wind turbines and integrated microgrid and distributed energy storage solutions, featuring its state-of-the-art controller and smart power converters. Consistent with this refocus, the Company is exploring arrangements to further monetize its investment in its utility scale wind businesses and technology. If such monetization takes the form of a sale or a strategic investment in the Company, it may affect existing strategic partnerships including impacting significant amounts currently owed to the Company by our strategic partners. As part of this effort, the Company is taking steps to realign its workforce and streamline operations.

On March 31, 2016, on account of the Company’s delay in filing its Annual Report on Form 10-K for the fiscal year ending December 31, 2015, the Ontario Securities Commission (“OSC”) issued a Management Cease Trade Order (“MCTO”) temporarily halting trading in the Company’s shares by its CEO and CFO until such time as the Company’s filings were up to date and the MCTO was lifted. On August 25, 2016, staff of the OSC informed the Company that it will recommend replacing the MCTO to a Failure to File Cease Trading Order (“FFCTO”) if the Company is unable, by August 31, 2016, to file its Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 (together, the “Quarterly Reports”), pursuant to which trading of the Company shares will be suspended until such time as the Company’s Quarterly Reports are filed and the FFCTO is lifted. With this filing, the Company met its obligations as to the Quarterly Report on Form 10-Q for the period ended March 31, 2016, but will miss the August 31, 2016 deadline for filing its Quarterly Report on Form 10-Q for the period ended June 30, 2016. The Company anticipates completing such filing as soon as practicable.

Except as disclosed above, the company evaluated subsequent events through the date of the filing and had no additional subsequent events to report.

15.	COMMITMENTS AND CONTINGENCIES

The Company has sold two prototype turbines to a customer resulting in a potential cost to perform a separately priced maintenance agreement. The Company is accounting for this contract under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at each reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability to be appropriate. The Company originally estimated the discounted value of such exposure at $562, using a discount rate of 9% over approximately 10 years. The agreement was extended to December 2025 in the first quarter of 2015. The total liability related to this exposure, as of March 31, 2016 and December 31, 2015, is $374 and $406, respectively, of which $122 and $160, respectively, is recorded as a current liability.

The Defense Contract Auditing Agency (“DCAA”) is currently auditing the years 2004 through 2007 and an external independent audit firm is auditing 2010. These audits are in various stages of completion. During 2015, field work on the 2004 audit was completed and a final report issued to the National Renewable Energy Laboratory (NREL). NREL has not issued a final determination related to the findings. There has been no activity related to audits of any other year and although the Company has not received formal notification that such audits are on hold, management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of a final determination from NREL on the 2004 audit and lack of activity on later audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company. The Company, however, does not expect a material impact based on the results of previous audits.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the three months ended March 31, 2016 and 2015 was $104. The Company has leased its headquarters and production facility back from the buyer for up to a five year term. Effective as of the second anniversary of the lease commencement (June 19, 2014), the Company has an annual right to terminate the lease without penalty. Therefore, only one year and 3 months (April 2016 through June 2017) of rental expense is included in the table below. Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31
2016	$306
2017	189
2018	15
2019	3

Total	$513

If the Company continues to lease the facility after the three year cancellation period, it would have additional annual lease payment obligations of $173 in 2017, $345 in 2018 and $173 in 2019.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on July 25, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including those described in this discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

We have developed a 2 MW turbine platform with three wind-speed regime variants based upon our PMDD technology, of which the 2.3 MW variant is certified to International Electrotechnical Commission, or IEC, standard 61400-1 by Det Norske Veritas, or DNV, a globally recognized certification firm. In 2013, we launched a strategy of partnering with large-scale manufacturers in developing regions, starting with a multi-billion dollar (in revenue) industrial equipment manufacturer based in Brazil, WEG Equipamentos Elétricos S.A., or WEG. We have licensed our technology to WEG exclusively for Brazil, but retain our right to sell Northern Power-branded utility-class turbines produced by WEG on a rest-of-world basis. Our contract with this customer provides for payment of $3.4 million in milestone-based license fees. The company also expects to recognize approximately $10 million to $15 million in revenue for royalties on turbines shipped by WEG over a period of time not to exceed ten years for the license of our 2.X MW platform exclusively in Brazil and non-exclusively in the rest of South America. As of the date of this filing, WEG has paid the Company $3.4 million in license fees and approximately $2.1 million in royalties. WEG has accumulated a backlog of orders comprising over 600 MW of turbines built using our design.

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

On August 10, 2016, the Company will be re-aligning its leadership to focus its future on delivering business solutions for a range of distributed energy customers. As part of this transition the Board of Directors of Northern Power Systems has decided to eliminate the office of chief executive and form an office of the president and chief operating officer.

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

In addition to wind turbine and product development, we provide technology development services to customers to develop products and technology for a variety of complex energy applications, including energy storage, microgrids, and grid stabilization. While the customer owns the developed technology for a limited field of use, we typically maintain a license for all other applications and all other markets. While we do not expect material revenue from our development services, these services fund the expansion of our intellectual property portfolio

For the three months ended March 31, 2016 and 2015, respectively, we generated $5.2 million, and $9.2 million in revenue. For the three months ended March 31, 2016 and 2015 we incurred net losses of $4.2 million, and $4.0 million, respectively. We have an accumulated deficit of $172.6 million as of March 31, 2016.

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

As discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 25, 2016, management and the Audit Committee concluded that the Company needed to restate previously issued financial statements. As a result, there has been a delay in filing our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

How We Conduct Our Business

We manage our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, other products produced and sold to customers, as well as in the future our direct sales of utility-class turbines. This business line reflects 94% and 74% of our revenues for the three months ended March 31, 2016 and 2015, respectively.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 2% and 7% of our revenues for the three months ended March 31, 2016, and 2015 respectively.

•	Technology Development — Included in this business line is our development of technology for specific customer needs. This business line reflects 4% and 19% of our revenues for the three months ended March 31, 2016 and 2015 respectively.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

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

Our international revenue was $4.8 million and $7.1 million for the three months ended March 31, 2016 and 2015, respectively, representing 92%, and 77% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which increased to 62% of total revenues for the three months ended March 31, 2016 as compared to 36% of total revenues for the same period in 2015. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability. In October 2015, we began employing hedging strategies to reduce currency fluctuation risk.

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

Non-GAAP adjusted EBITDA should not be considered an alternative to net loss, operating loss, net cash used in operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our non-GAAP adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate non-GAAP adjusted EBITDA in the same manner. Some of the limitations in non-GAAP adjusted EBITDA are:

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

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our turbines and our distributed-class turbines are well suited for these installations, our orders for distributed-class turbines decreased in the three months ended March 31, 2016 as compared to same period in 2015. Published information from the U.K. indicates that the feed-in-tariff rates and deployment caps by rated capacity have declined as of October 2015 and will decline further on a quarterly basis. The Italian authorities have extended the feed-in-tariff until December 31, 2016 with an ability to grid connect turbines and an eligibility to the current feed-in-tariff until June 30, 2017.

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

Investment in People

As of March 31, 2016, we had 96 full-time employees, a decrease of 37 employees, or approximately 28%, from March 31, 2015. We continuously align our workforce to our business needs, with a focus on retaining our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2015 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2016.

Share-based Compensation

We previously had four equity incentive plans. In 2014 these plans were converted in substance to the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (“2014 NPS Corp Plan”), which was adopted in April 2014. The 2014 NPS Corp Plan provides for the grant of incentive stock options, non-statutory share options, and other types of share awards to our officers, employees, non-employee directors and consultants. 4,000,000 common shares are reserved for issuance upon the grant or exercise of awards under this plan.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effects of any necessary adjustments prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We use estimates and assumptions in accounting for the following significant matters, among others: revenue recorded from licensing and development agreements; ability to realize accounts receivable; and valuation of inventory, goodwill and long-lived assets, warranty reserves, deferred income tax assets, share-based compensation and contingencies.

Results of Operations of the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Overview

Our general activity during the three months ended March 31, 2016 was primarily focused on: continued expansion of our order backlog of distributed wind turbines in key markets, especially Italy and the United States; continued expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; expansion of services offerings to include full turnkey wind turbine installations, and optimizing our supply chain and operating profile to improve our margins.

Our general activity during the first quarter of 2015 was primarily focused on: expanding our order backlog of distributed turbines in key European markets, especially in Italy; stabilizing our supply chain for blades with two new suppliers; continued support of our release of our third generation products turbine which is projected to reduce our cost of the turbine while increasing energy capture; and continuing to expand our technology licensing and development business. In addition, we pursued an equity capital raise; however, due to then current market conditions, we decided not to complete this capital raise at that time.

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues decreased by $4.0 million, or 43%, to $5.2 million for the three months ended March 31, 2016 from $9.2 million for the three months ended March 31, 2015. Our overall backlog decreased to approximately $29 million at March 31, 2016 as compared to approximately $42 million at March 31, 2015. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015	Change	% Change
Product Sales and Service	$4.9	$6.8	$(1.9)	28%
Technology Licensing	0.1	0.6	(0.5)	83
Technology Development	0.2	1.8	(1.6)	89

Total	$5.2	$9.2	$(4.0)	43%

Product Sales and Service

Product sales and service revenue decreased by $1.9 million to $4.9 million for the three months ended March 31, 2016 from $6.8 million for the same period in 2015. The decrease in our Product Sales and Service revenue was primarily attributed to $0.9 million decrease in utility scale turbine revenue resulting from the sale of a prototype 2.2 MW unit during Q1 2015 and a decrease in distributed-class turbines sales of $0.5 million along with a decrease in sales of our non-turbine products also totaling $0.5 million. We recognized revenue on 16 units for the three months ended March 31, 2016 as compared to 17 units for the three months ended March 31, 2015.

During the three months ended March 31, 2016, we executed 28 new distributed-class turbine sales orders. During the three months ended March 31, 2015, we executed 13 new distributed-class turbine sales orders. Our deferred revenue balance associated with Product Sales and Service at March 31, 2016 was $7.7 million which is included in the backlog value disclosed above. At March 31, 2015, such balance was $9.2 million.

Technology Licensing Revenue

Technology licensing revenue decreased by $0.5 million to $0.1 million for the three months ended March 31, 2016 from $0.6 million for the same period in 2015. This decrease is attributed to recognizing $0.5 million less in royalty fees as of March 31, 2016 related to our licensing agreement with a significant customer, as compared to the same period for 2015, as the customer shipped fewer units in 2016. Our deferred revenue balance associated with Technology Licensing was $0 as of March 31, 2016. At March 31, 2015, such balance was $0.2 million.

Technology Development Revenue

Technology development revenue decreased by $1.6 million to $0.2 million for the three months ended March 31, 2016 from $1.8 million for the same period in 2015. This decrease is attributed to recognizing $0.2 million of revenue as of March 31, 2016 as compared to $1.8 million for the same period in 2015 related to a contract with a significant customer to develop a 3.3 MW turbine executed in 2014. We determined that the contract milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. There is a risk that costs could exceed billings in which case costs would be deferred until such time as the associated revenue is recognized. Deferred revenue would result when amounts billed exceed costs incurred under the contract. Our total deferred revenue balance associated with Technology Development was $0.1 million as of March 31, 2016. At March 31, 2015, such balance was $0.2 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively decreased by $1.5 million or 20% in the three months ended March 31, 2016 to $5.8 million as compared to $7.3 million in the three months ended March 31, 2015.

A comparison of our costs of goods sold and cost of services for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015	Change	% Change
Product Sales and Service	$5.5	$6.6	$(1.1)	(17)%
Technology Licensing	—	0.2	(0.2)	(100)
Technology Development	0.1	0.3	(0.2)	(72)
Unallocated	0.2	0.2	0.0	—

Total	$5.2	$7.3	$(1.5)	(20)%

Cost of Product Revenues and Costs of Service Sold

Product sales and service cost for the three months ended March 31, 2016 decreased by $1.1 million to $5.5 million for the three months ended March 31, 2016, from $6.6 million for the same period in 2015. The decrease is attributable to recognizing lower cost of revenue on fewer units of utility class and non-turbine products as of March 31, 2016 as compared to the same period in 2015. We have also benefited from stabilized blade costs in 2016 as we completed the transition to new blade suppliers in late 2015. Our cost of product revenues was $4.9 million along with $0.6 million of related service costs for the three months ended March 31, 2016 and $5.9 million for product sales and $0.7 million for related service costs for the same period in 2015.

Technology Licensing Cost of Service

Technology licensing cost of services for the three months ended March 31, 2016 decreased by $0.2 million to $0 from $0.2 million for the same period in 2015. The decrease reflects reduced costs associated with license and royalty revenue in the three months ended March 31, 2016 as compared to 2015.

Technology Development Cost of Service

Technology development cost of services for the three months ended March 31, 2016 decreased by $0.2 million to $0.1 million from $0.3 million for the same period in 2015. This decrease is related to decreased development activity.

Unallocated

The costs from unallocated expenses for the three months ended March 31, 2016 was unchanged at $0.2 million as compared to the same period in 2015.

Segment Gross Margin (dollars in millions)

	Three months ended March 31,
	2016	2015	Change	% Change
Product Sales and Service	$(0.7)	$0.3	$(1.0)	(370)%
Technology Licensing	0.1	0.4	$(0.3)	(83)
Technology Development	0.1	1.5	$(1.4)	(92)
Unallocated	(0.2)	(0.2)	$(0.0)	—

Total	$(0.7)	$2.0	$(2.7)	(136)%

Product Sales and Service

Gross margin from product sales and service for the three months ended March 31, 2016 decreased by $1.0 million to a loss of $0.7 million compared to a profit of $0.3 million for the same period in 2015. This change was principally due to the $1.9 million decrease in revenues offsetting the $1.1 million decrease in cost of revenues of product sales for the three months ended March 31, 2016.

Technology Licensing

Gross profit from technology licensing for the three months ended March 31, 2016 decreased by $0.3 million to $0.1 million from $0.4 million for the same period in 2015. The decrease is principally due to lower revenue recognition in 2016 from third party licensing and royalty arrangements offset by lower related cost of sales.

Technology Development

Gross profit from technology development for the three months ended March 31, 2016 decreased by $1.4 million to $0.1 million from $1.5 million for the same period in 2015, as we experienced lower revenues from contract technology development services in the three months ended March 31, 2016 as compared to the same period in 2015.

Unallocated

Gross loss from unallocated expenses for the three months ended March 31, 2016 was unchanged at ($0.2) million as compared to the same period in 2015.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $0.2 million or 19% to $0.9 million from $1.1 million for the three months ended March 31, 2016 as compared to the same period in 2015. This decrease reflects the success of cost cutting efforts enacted during 2015 resulting in lower employee and consulting costs.

Sales and Marketing

Sales and marketing expenses decreased by $0.3 million or 22% to $1.0 million for the three months ended March 31, 2016 from $1.3 million for the same period in 2015. This decrease is principally due to $0.2 million reduction in employee and consulting expenses along with $0.1 million decrease in other sales and marketing expenses from cost cutting efforts enacted during 2015.

General and Administrative Expenses

General and administrative expenses decreased by $1.4 million or 48% to $1.6 million for the three months ended March 31, 2016 from $3.0 million for the same period in 2015. This decrease is principally due to $0.6 million lower capital raise expense, $0.3 million lower consulting expense, $0.2 million lower legal expense, and $0.3 million reduction in other G&A expenses resulting from successful cost cutting efforts.

Income/(loss) from Operations

Our loss from operations increased by $0.6 million to $4.1 million for the three months ended March 31, 2016 compared to $3.5 million for the same period in 2015. The increase in loss from operations is due to lower gross profit of $2.7 million offset by a $2.0 million decrease in operating expenses.

Segment Income (Loss) from Operations (dollars in millions)

	Three months ended March 31,
	2016	2015	Change	% Change
Product Sales and Service	$(2.1)	$(1.4)	$(0.7)	(50)%
Technology Licensing	—	0.2	(0.2)	(100)
Technology Development	0.1	1.5	(1.4)	(93)
Shared Service	(1.6)	(3.3)	1.7	51
Unallocated	(0.5)	(0.5)	(0.0)	(6)

Total	$(4.1)	$(3.5)	$(0.6)	(18)%

Product Sales and Service

Loss from operations from product sales and service for the three months ended March 31, 2016 increased by $0.7 million to a loss of $2.1 million compared to a loss of $1.4 million for the same period in 2015. This change was principally due to a $1.0 million decrease in gross profit that was partially offset by a $0.3 million decrease in operating expenses.

Technology Licensing

Income from operations from technology licensing for the three months ended March 31, 2016 decreased by $0.2 million to $0 compared to $0.2 million for the same period in 2015, due to a decrease in gross profit of $0.3 million was partially offset by a decrease in operating expense of $0.1 million.

Technology Development

Income from operations from technology development for the three months ended March 31, 2016 increased by $1.4 million to $0.1 million compared to $1.5 million for the same period in 2015, due to a decrease in gross profit from lower sales of development services.

Shared Services

Corporate shared general and administrative loss for the three months ended March 31, 2016 decreased by $1.7 million to $1.6 million compared to $3.3 million for the same period in 2015 principally due to a $0.6 million decrease in expense related to canceled equity raise, a $0.3 million decrease in consulting and professional fees a $0.2 million reduction in recruiting expense, and $0.6 million in other shared service expenses.

Unallocated

The loss from unallocated expenses for the three months ended March 31, 2016 was unchanged at $0.5 million as compared to the same period in 2015.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions).

	Three months ended March 31,
	2016	2015	Change	% Change
Depreciation and amortization	$0.2	$0.2	$0.0	—%
Stock-based compensation	0.2	0.2	0.0	—
Other	0.1	0.1	0.0	—

Total charges	$5.2	$7.3	$(1.5)	—%

Other Expense and Income Tax Expense

Other expense for the three months ended March 31, 2016 was unchanged at $0.1 million as compared to the same period in 2015.

Income tax expense was $0.1 million for the three months ended March 31, 2016 and $0.4 million for the same period in 2015.

Net Loss

Net loss increased by $0.2 million to $4.2 million for the three months ending March 31, 2016 compared to $4.0 million for the same period in 2015.

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

Non-GAAP Adjusted EBITDA (Loss) (dollars in millions)

	Three months ended March 31,
	2016	2015
Net loss	$(4.2)	$(4.0)
Provision for income tax	0.1	0.3
Depreciation and amortization	0.2	0.2
Stock-based compensation	0.2	0.2
Non cash implied license revenue	—	(0.2)
Loss on disposal	0.1	0.1

Total noncash addbacks	0.6	0.6

Adjusted EBITDA	$(3.6)	$(3.4)

Non-GAAP adjusted EBITDA was a loss $3.6 million for the three months ended March 31, 2016 and loss of $3.0 million for the same period in 2015. The change in non-GAAP adjusted EBITDA loss for the period ending March 31, 2016 is primarily attributable a increase in net operating loss resulting from lower gross margins partially offset by lower operating costs as compared to the same period in 2015.

Cash and Cash Equivalents

As of March 31, 2016, we had cash and cash equivalents of $4.0 million of which $0.4 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $6.3 million of which $0.5 million was held by a foreign subsidiary for the same period in 2015.

Prior to April 16, 2014, our principal source of liquidity had been private sales of convertible preferred stock. From inception to December 31, 2013, we completed four rounds of equity financing through issuance of our convertible preferred stock with total cash proceeds to us of $123.0 million. We also issued convertible notes totaling $6.5 million in two offerings during the year ended December 31, 2013. We closed a private equity placement in connection with the RTO. The private placement provided gross proceeds of CDN$24,500 (USD$22,273) received on April 16, 2014. Proceeds from our financing transactions have been used primarily to fund working capital needs and our operations. We have experienced recurring operating losses and had an accumulated deficit of $172.6 million as of March 31, 2016. In addition, we have experienced recurring negative operating cash flows, which have resulted in a decrease in our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty.

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

For the three months ended March 31, 2016, net cash used in operating activities decreased by $2.6 million to $2.9 million from $5.5 million for the three months ended March 31, 2015. The decrease in cash used in operating activities for 2016 is primarily due to the effect of changes in operating assets and liabilities resulting in a cash inflow of $1.1 million. Included in these changes were a decrease of $2.5 million in deferred costs, an increase of $2.0 million in customer deposits, and a decrease of $1.2 million in accounts receivable partially offset by, a $3.3 million increase in inventories, a $1.8 million decrease in deferred revenue, accounts payable and other liabilities, and $0.1 million of changes in other balance sheet accounts. These changes in cash from operations were funded in part by the $3.6 million draw on the line of credit noted below.

Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2016 as compared to $0.2 million for the same period in 2015. Cash used in investing activities consisted of purchasing equipment required to maintain operations.

Financing Activities

For the three months ended March 31, 2016, net cash provided by financing activities was $0.7 compared to $0 for the three months ended March 31, 2015. For the three months ended March 31, 2016, we borrowed $3.6 million and repaid $2.9 million on our revolving line of credit. We had borrowed $4.0 million and repaid $4.0 million on our working capital revolving line of credit for the period ended March 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at March 31, 2016.

Contractual Obligations

As described below, our long-term debt obligations were zero as of March 31, 2016 and December 31, 2015. We have $3.6 million outstanding on our working capital revolving line of credit and a $0.6 million outstanding performance letter of credit and warranty guarantee, as of March 31, 2016, which is described below in the Comerica Credit Facility section. In addition, the Company has leased its headquarters and production facility which expires in June of 2019. Effective as of the second anniversary of the lease commencement (June 19, 2014), the Company has an annual right to terminate the lease without penalty. If the Company does not exercise its right to terminate the lease they have a total outstanding obligation of $2.1 million.

Comerica Credit Facility

Our working capital line of credit is $6.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. The credit facility is scheduled to mature on September 30, 2016. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of March 31, 2016 and December 31, 2015, we had $3.6 million and $2.9, respectively, outstanding on the working capital revolving line of credit. At March 31, 2016, we had a net maximum supported borrowing base of $40k remaining. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At March 31, 2016, we had $0.6 million of such performance and warranty guarantees outstanding with two customers.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.5 million at all times. At March 31, 2016, we had unencumbered liquid assets having a value of $4.0 million.

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

A delay in filing our 2015 Form 10-K and our Quarterly Financial Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, resulted in a violation of the reporting covenants of the Comerica loan agreement. Comerica has been informed of the delay and has approved a waiver of the applicable reporting requirements until July 31, 2016 (filed July 25, 2016) for the 2015 form 10-K and September 15, 2016 for the March 31, 2016 and June 30, 2016 form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, Ciel R. Caldwell, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As more fully set forth in Part II Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015 because we had inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales that remained in logistics warehouses while certain logistics events were completed. We also had inadequate and effective controls for reviewing and analyzing complex or non-routine transactions. The Company continues to make enhancements to existing internal controls, improve the quality and timing of the accounting close process and is in the process of assessing the resource needs of the department and engaging the appropriate accounting and financial expertise. Further work, however, is required to develop appropriate operational and procedural controls and in our review process to provide reasonable assurance that our financial controls over financial reporting are designed in the most effective and efficient manner possible. Therefore, while we believe these changes reduce the risk of financial statement misstatement, there continues to be additional work required for us to conclude that reasonable assurance has been obtained that certain controls are operating effectively and in a timely manner. We expect to continue to undertake these actions as appropriate throughout 2016.

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

Management is committed to continuous improvement of our internal control processes and will continue to diligently review our reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies to modify, or in appropriate circumstances not to complete, certain of the remediation measures. We expect our remediation efforts will continue throughout 2016.

Based on the evaluation of our financial reporting controls, our Principal Executive Officer and Principal Financial Officer concluded that, our financial reporting controls were not effective as of March 31, 2016. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-55184) filed with the SEC on July 25, 2016, the Company discloses that, on account of the delays in filing the 2015 Form 10-K and our Quarterly Filings on Form 10-Q for the quarters ending March 31, 2016 (the “Q-1 2016 10-Q”) and June 30, 2016 (the Q2-2015 10-Q) (together, the “Delinquent Filings”), the Ontario Securities Commission has indicated that it will recommend that a Failure to File Cease Trade Order (“FFCTO”) be instituted, which would halt all trading in the Company’s shares on the Toronto Stock Exchange until such time as the FFCTO is lifted. We have been informed that the act of filing the Delinquent Filings on SEDAR, along with the accompanying CEO and CFO certifications, serves as an automatic application to lift the FFCTO, and that the FFCTO may be lifted within a week of such event. The Company filed its 2015 Form 10-K on July 25, 2016, and, through this filing, has fulfilled its obligations pertaining to its Q1-2016 Form 10-Q. Upon filing its Q2-2016 Form 10-Q, which the Company will do as soon as practicable, we will be up to date with our filings, such that the FFCTO can be lifted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On March 31, 2016, on account of the Company’s delay in filing its Annual Report on Form 10-K for the fiscal year ending December 31, 2015, the Ontario Securities Commission (“OSC”) issued a Management Cease Trade Order (“MCTO”) temporarily halting trading in the Company’s shares by its CEO and CFO until such time as the Company’s filings were up to date and the MCTO was lifted. On August 25, 2016, staff of the OSC informed the Company that it will recommend replacing the MCTO to a Failure to File Cease Trading Order (“FFCTO”) if the Company is unable, by August 31, 2016, to file its Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 (together, the “Quarterly Reports”), pursuant to which trading of the Company’s shares will be suspended until such time as the Company’s Quarterly Reports are filed and the FFCTO is lifted. With this filing, the Company met its obligations as to the Quarterly Report on Form 10-Q for the period ended March 31, 2016, but will miss the August 31, 2016 deadline for filing its Quarterly Report on Form 10-Q for the period ended June 31, 2016. The Company anticipates completing such filing as soon as practicable.

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

Northern Power Systems Corp.
(Registrant)

Date: August 31, 2016	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
President and Chief Operating Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Principal Executive Officer and Principal Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Principal Executive Officer and Principal Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.					**

101.SCH	XBRL Taxonomy Extension Schema Document.					**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					**

101.DEF	XBRL Definition Linkbase Document.					**

101.LAB	XBRL Taxonomy Label Linkbase Document.					**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					**

*	Furnished herewith
**	Submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 and (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).