Form 10-Q
period 2016-06-30
Northern Power Systems Corp.
filed 2016-09-14
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	23,173,884
Class	Outstanding at September 12, 2016

Northern Power Systems Corp.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(In thousands, except share and per share amounts)

ASSETS	June 30, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,265	$6,333
Accounts receivable — net of allowance for doubtful accounts of $0 and $350 at June 30, 2016 and December 31, 2015, respectively	1,600	3,046
Unbilled revenue	2,391	2,216
Inventories — net (Note 4)	8,450	9,233
Deferred costs	4,152	6,379
Prepaid expenses and other current assets	646	850

Total current assets	20,504	28,057
Property, plant and equipment — net (Note 5)	1,954	2,169
Intangible assets — net (Note 6)	836	928
Goodwill	722	722
Other assets	22	—

Total Assets	$24,038	$31,876

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	June 30, 2016	December 31, 2015
	(Unaudited)
CURRENT LIABILITIES:
Working capital revolving line of credit (Note 7)	$2,500	$2,892
Accounts payable	2,922	3,838
Accrued expenses (Note 8)	3,188	4,005
Accrued compensation	1,332	1,253
Deferred revenue	5,815	6,888
Customer deposits	5,598	3,596
Other current liabilities	105	357

Total current liabilities	21,460	22,829

Deferred revenue, less current portion	2,722	2,718
Deferred income taxes, net of current portion (Note 12)	182	175
Other long-term liability	228	245

Total Liabilities	24,592	25,967

Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY (DEFICIT):
Voting common shares, no par value — Unlimited shares authorized; 23,173,884 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	165,568	165,568
Accumulated other comprehensive loss	—	(13)
Additional paid-in capital	8,994	8,713
Accumulated deficit	(175,116)	(168,359)

Total Shareholders’ Equity (Deficit)	(554)	5,909

Total Liabilities and Shareholders’ Equity (Deficit)	$24,038	$31,876

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands, except share and per share amounts)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)		(Unaudited)
REVENUES:
Product	$6,819	$9,679	$10,934	$15,917
License	323	2,291	441	2,906
Design service	310	321	528	2,077
Service	1,257	724	1,984	1,339

Total revenues	8,709	13,015	13,887	22,239

Cost of product revenues	6,782	10,191	11,853	16,158
Cost of service revenues	994	1,020	1,738	2,318

Gross profit	933	1,804	296	3,763
OPERATING EXPENSES:
Sales and marketing	796	1,150	1,823	2,462
Research and development	697	810	1,621	1,949
General and administrative	1,667	2,017	3,226	5,037

Total operating expenses	3,160	3,977	6,670	9,448

Loss from operations	(2,227)	(2,173)	(6,374)	(5,685)
Interest expense	(31)	(71)	(79)	(97)
Other expense	(146)	(25)	(116)	(112)

Loss before provision for income taxes	(2,404)	(2,269)	(6,569)	(5,894)
Provision for income taxes	122	383	188	768

NET LOSS	(2,526)	(2,652)	(6,757)	(6,662)
Other comprehensive loss
Change in cumulative translation adjustment	(10)	18	13	(14)

COMPREHENSIVE LOSS	$(2,536)	$(2,634)	$(6,744)	$(6,676)

Net loss applicable to common shareholders (Note 2)	$(2,526)	$(2,652)	$(6,757)	$(6,662)
Net loss per common share
Basic and diluted	$(0.11)	$(0.11)	$(0.29)	$(0.30)
Weighted average number of common shares outstanding
Basic and diluted	23,173,884	22,765,949	23,173,884	22,765,526

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 (unaudited)

(In thousands except share amounts)

	Voting Common Shares — No Par		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
BALANCE — December 31, 2015	23,173,884	$165,568	$8,713	(13)	$(168,359)	$5,909
Stock based compensation expense	—	—	281	—	—	281
Cumulative translation adjustment	—	—	—	13	—	13
Net loss	—	—	—	—	(6,757)	(6,757)

BALANCE — June 30, 2016	23,173,884	$165,568	$8,994	—	$(175,116)	$(554)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(All amounts in thousands, except share and per share amounts)

	For the six months ended
	June 30, 2016	June 30, 2015
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(6,757)	$(6,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	186	132
Recovery of doubtful accounts	(44)	(90)
Stock-based compensation expense	281	368
Depreciation and amortization	361	373
Noncash implied license revenue	—	(420)
Loss on disposal of asset	83	50
Deferred income taxes	7	7
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	1,315	(1,084)
Other current and noncurrent assets	182	1,141
Inventories	597	1,134
Deferred costs	2,227	403
Accounts payable	(916)	(115)
Accrued expenses	(738)	55
Customer deposits	2,002	1,178
Deferred revenue and other short term liabilities	(1,321)	(1,907)
Other liabilities	(18)	5

Net cash used in operating activities	(2,553)	(5,432)

INVESTING ACTIVITIES:
Purchases of property and equipment	(137)	(575)

Net cash used in investing activities	(137)	(575)

FINANCING ACTIVITIES:
Payments of revolving line of credit, net of borrowings	(392)	(1,000)
Proceeds from the exercise of stock options	—	3

Net cash used in financing activities	(392)	(997)

Effect of exchange rate change on cash	14	(14)

Change in cash and cash equivalents	(3,068)	(7,018)
Cash and cash equivalent — Beginning of Period	6,333	13,142

Cash and cash equivalent — End of Period	$3,265	$6,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$36	$23

Cash paid for income taxes	$16	$14

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Going Concern — The Company has incurred operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs, if ever. Since inception, the Company has funded its net capital requirements with proceeds from private equity and public and debt offerings. At June 30, 2016, the Company has cash of $3.3 million and an accumulated deficit of $175.1 million and the current line of credit is set to expire on September 30, 2016. We are in discussions with our lender to renew our line of credit prior to September 30, 2016 or obtain alternative financing. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2015 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2016.

Comprehensive Loss — Foreign currency translation adjustments are excluded from net loss and shown as a separate component of shareholders’ equity.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in our results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. This new standard is effective for fiscal years beginning after December 15, 2017, including interim periods with those fiscal year. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods with those fiscal year. The application of this ASU will not have an impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods with those fiscal year. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). This update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The amendments in this update are effective at the same time as ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this ASU will have on our consolidated financial statements.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2015 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

2.	NET LOSS PER SHARE

Basic loss per share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing loss attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the three and six months ended June 30, 2016 and 2015, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of basic and diluted net loss per share are as follows:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Basic earnings per share calculation
Numerator
Net loss	$(2,526)	$(2,652)	(6,757)	(6,662)

Net loss attributable to common shareholders	$(2,526)	$(2,652)	(6,757)	(6,662)

Denominator
Weighted average common shares outstanding — Basic and diluted	23,173,884	22,765,949	23,173,884	22,765,526

Net loss per share — Basic and diluted	$(0.11)	$(0.11)	$(0.29)	$(0.30)

The following potentially dilutive securities were excluded from the calculation of dilutive weighted average shares outstanding because they were considered anti-dilutive due to the Company’s loss position:

	June 30, 2016	June 30, 2015
Common share options	2,395,922	2,754,672

Total potentially dilutive securities	2,395,922	2,754,672

The Company had 367,500 placement agent options that expired on March 17, 2016. In addition, the Company has 2,395,922 options outstanding as of June 30, 2016 related to the 2014 NPS Corp. plan. As of June 30, 2015, the Company had 367,500 placement agent options outstanding and 2,387,172 options outstanding as of June 30, 2015 related to the 2014 NPS Corp. plan. Such options are considered to be potentially dilutive securities.

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit and debt. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of June 30, 2016 and December 31, 2015, approximate fair value due to their short-term nature and are classified within Level 3 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents when held consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

During 2014, the Company entered into a technology development contract with a customer that will result in the Company receiving a royalty free license upon successful completion of the development. The Company determined the value of this license using a probability weighted analysis. The analysis applied a range of possibilities to a set of possible outcomes and attributed a value in the event of each outcome. The probabilities and weightings used in the analysis were based on management’s views of the opportunities that will be available to the Company upon completion of the contract and receipt of the license, as well as a review of the outcomes that would result from the selected scenarios. The Company determined this was the most reliable approach to value the license. The license will be accreted to full value over the development period of the contract and will subsequently be amortized over its estimated useful life at the time. The value assigned to the license as of June 30, 2016 and December 31, 2015 was $792, this represents a fair value measurement on a nonrecurring basis and is included in intangible assets on the accompanying consolidated balance sheets included in assets held for sale. Due to the unobservable key inputs to the analysis, the license has been classified as Level 3.

In 2015, the Company entered into foreign currency forward contracts and no-cost collars, usually with one to three month durations, to mitigate the foreign currency risk related to certain balance sheet positions. The Company has not elected hedge accounting for these transactions. There were no foreign currency forward contracts entered into during the six months ended June 30, 2016. There were no foreign currency forward contracts outstanding at June 30, 2016.

4.	INVENTORIES

Inventories, net of reserves, as of June 30, 2016 and December 31, 2015 consist of:

	June 30, 2016	December 31, 2015
Raw materials	$2,593	$3,298
Work in process	1,172	1,170
Finished goods	5,152	5,081
Allowance for obsolescence	(467)	(316)

Total inventory — net	$8,450	$9,233

For the three months ended June 30, 2016 and 2015, the Company recorded inventory write-downs of $101 and $102, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded inventory write-downs of approximately $186 and $132, respectively.

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at June 30, 2016 and December 31, 2015 consist of:

	June 30, 2016	December 31, 2015
Lease improvements	$113	$75
Machinery and equipment	2,473	2,453
Patterns and tooling	1,567	1,615
Office furniture and equipment	424	424
Information technology equipment and software	855	848
Field service spare parts	122	122

	5,554	5,537
Less accumulated depreciation	(3,600)	(3,368)

Total property, plant and equipment, net of depreciation	$1,954	$2,169

Depreciation expense was $134 and $269 for the three and six months ended June 30, 2016, respectively. Depreciation expense was $141 and $280 for the three and six months ended June 30, 2015, respectively.

In March 2016, the Company disposed of a property and equipment with a cost of $120 and a net book value of $83.

6.	INTANGIBLE ASSETS

Intangible assets consist of:

	June 30, 2016
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	0.2 years	$978	$(951)	$27
Trade name	1.2 years	89	(72)	17
Royalty license	See below	792	—	792

		$1,859	$(1,023)	$836

	December 31, 2015
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	0.7 years	978	$(865)	$113
Trade name	1.7 years	89	(66)	23
Royalty license	See below	792	—	792

		$1,859	$(931)	$928

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

Amortization expense for the three and six months ended June 30, 2016 was $47 and $92, respectively. Amortization expense for the three and six months ended June 30, 2015 was $47 and $93, respectively.

The expected aggregate future amortization expense, excluding amortization expense related to the royalty license, is as follows:

Years	Amortization
2016	$35
2017	9
Beyond	—

$44

7.	DEBT AND SENIOR SECURED CONVERTIBLE NOTES

Debt at June 30, 2016 and December 31, 2015 consists of:

	June 30, 2016	December 31, 2015
Working capital revolving line of credit	$2,500	$2,892

Total debt	2,500	2,892
Less current portion	(2,500)	(2,892)

Long-term debt	$—	$—

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

At June 30, 2016, there was $2,500 outstanding on the revolving line of credit as well as approximately $554 outstanding in performance and warranty letters of credit guaranteed on behalf of four customers and the Company had a net maximum supported borrowing base, in excess of loans outstanding, of $392. A delay in filing our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 (“Quarterly Reports”), resulted in a violation of the reporting covenants of the Comerica loan agreement. Comerica has been informed of the delay and has approved a waiver of the applicable reporting requirements until July 31, 2016 (filed July 25, 2016) for the 2015 Form 10-K and September 15, 2016 for the Quarterly Reports.

8.	ACCRUED EXPENSES

Accrued expenses consist of:

	June 30, 2016	December 31, 2015
Accrued warranties	$2,070	$2,171
Accrued rebates, allowances and discounts	—	20
Other accrued expenses	1,118	1,814

Total accrued expenses	$3,188	$4,005

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning balance	$2,231	$1,580	$2,171	$1,637
Provisions, net of reversals	188	375	583	582
Settlements	(349)	(251)	(684)	(515)

Ending balance	$2,070	$1,704	$2,070	$1,704

9.	CAPITAL STRUCTURE

Common Shares-No Par — The Company’s authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of June 30, 2016, there were 23,173,884 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding

10.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company had four equity incentive plans. As a result of the reverse takeover transaction all of these plans were converted in substance to the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (“2014 NPS Corp Plan”).

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

A summary of the stock option activity under the 2014 NPS Corp Plan for the six months ended June 30, 2016, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	2,532,711	$1.90	5.2 years	$—
Granted	2,500	$0.13
Exercised	—	$—
Canceled	(139,289)	$2.62

Outstanding — June 30, 2016	2,395,922	$1.86	4.6 years	$—

Exercisable — June 30, 2016	1,689,026	$2.03	4.2 years	$—

Shares vested and expected to vest June 30, 2016	2,342,799	$1.87	4.6 years	$—

As of June 30, 2016, 1,146,698 options were available for grant under the 2014 NPS Corp Plan.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the six months ended June 30, 2016 was $0.08 per share. At June 30, 2016, unrecognized stock-based compensation expense related to non-vested stock options is $501 which is expected to be recognized over the weighted-average remaining vesting period of 1.2 years.

The Company estimated the grant-date fair values of stock options granted in the six months ended June 30, 2016, using the Black-Scholes option pricing model and the following assumptions:

June 30, 2016
Expected volatility	77%
Risk-free interest rate	1.40%
Expected life (years)	4.5
Dividend yield	0.0%

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three and six months ended June 30, 2016 and 2015. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Cost of revenue	$2	$11	$5	$20
Sales and marketing	14	15	31	31
Research and development	3	3	7	8
General and administrative	103	161	238	309

Total stock-based compensation expense	$122	$190	$281	$368

11.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. As of January 1, 2016, the Company contributes 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Prior to January 1, 2016, the Company contributed 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three and six months ended June 30, 2016 were $21, and $42, respectively, and $62 and $115 for the three and six months ended June 30, 2015, respectively.

12.	INCOME TAXES

For the three and six months ended June 30, 2016, the Company recorded income tax expense of $122 and $188, respectively, which is comprised of $118 current expense and $4 deferred expense for the three months ended June 30, 2016 and is comprised of $181 current expense and $7 deferred expense for the six months ended June 30, 2016.

For the three and six months ended June 30, 2015, the Company recorded income tax expense of $383 and $768, respectively, which is comprised of $379 current expense and $4 deferred expense for the three months ended June 30, 2015 and is comprised of $761 current expense and $7 deferred expense for the six months ended June 30, 2015.

For the three and six months ended June 30, 2016 the current income tax expense included $108 and $161, respectively, of foreign tax expense related to Brazilian withholding taxes. Such taxes are applicable to licensing, technology services and royalty revenues earned within Brazil. The tax rate for such taxes is between 15%-18% and is based upon the character of the revenue and the jurisdiction of where it was earned.

As of December 31, 2015, the Company had $127,696 of federal net operating loss carryforwards that expire beginning in 2028, $75,831 of state net operating loss carryforwards that expire from 2016 through 2034, and $1,312 of research and development tax credits that expire beginning in 2028. The net operating loss carryforwards include approximately $71 for which a benefit will be recorded in additional paid-in capital when realized. In addition, the amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not “more likely than not”. The net deferred tax liability as of June 30, 2016 and 2015 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite period and which are not currently available as a source of taxable income.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of June 30, 2016, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

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

Revenue for the business segments are shown as follows:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Product Sales and Services	$8,076	$10,403	$12,918	$17,256
Technology Licensing	323	2,291	441	2,906
Technology Development	310	321	528	2,077

Total	$8,709	$13,015	$13,887	$22,239

Income (loss) from operations for the business segments and unallocated costs and expenses are as follows:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Product Sales and Services	$(539)	$(1,462)	$(2,639)	$(2,859)
Technology Licensing	223	1,844	226	2,086
Technology Development	183	256	287	1,733
Shared Services	(1,612)	(2,141)	(3,226)	(5,464)
Unallocated costs and expenses	(482)	(670)	(1,022)	(1,181)

Loss from operations	$(2,227)	$(2,173)	$(6,374)	$(5,685)

Unallocated costs and expenses consist of:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Depreciation and amortization	$(181)	$(188)	$(361)	$(373)
Stock-based compensation expense	(122)	(190)	(281)	(368)
Other	(179)	(292)	(380)	(440)

Total	$(482)	$(670)	$(1,022)	$(1,181)

Total business segment assets are as follow:

	June 30, 2016	December 31, 2015
Product Sales and Services	$17,947	$22,732
Technology Licensing	1,450	1,222
Technology Development	1,538	1,477
Shared Services	182	381
Unallocated assets	2,921	6,064

Total	$24,038	$31,876

Unallocated assets consist of the following:

	June 30, 2016	December 31, 2015
Cash	$2,909	$6,047
Property, plant and equipment, net	12	17

Total	$2,921	$6,064

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
United States	$850	$1,833	$1,276	$3,915
United Kingdom	2,118	5,056	3,220	6,557
Italy	5,085	3,597	8,309	6,885
Brazil	653	2,527	969	4,878
Asia	2	—	2	—
Rest of the world	1	2	111	4

Total	$8,709	$13,015	$13,887	$22,239

For the three and six months ended June 30, 2016, 90% and 91% of revenues, respectively, were recognized from sales outside the United States. For the three and six months ended June 30, 2015, 86% and 82% of revenues, respectively, were recognized from sales outside the United States.

Geographic information about long-lived assets associated with particular regions is as follows:

	June 30, 2016	December 31, 2015
United States	$3,365	$3,729
Rest of the world	147	90

Consolidated Total	$3,512	$3,819

14.	SUBSEQUENT EVENTS

On April 13, 2016, on account of the Company’s delay in filing its Annual Report on Form 10-K for the fiscal year ending December 31, 2015 (2015 Annual Report”), the Ontario Securities Commission (“OSC”) issued a Management Cease Trade Order (“MCTO”) temporarily halting trading in the Company’s shares by its CEO and CFO until such time as the Company’s filings were up to date and the MCTO was lifted. On August 25, 2016, the staff of the OSC informed the Company that it would recommend converting the MCTO to a Failure to File Cease Trading Order (“FFCTO”) if the Company did not, by August 31, 2016, file its Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 (together, the “Quarterly Reports”), each of which were delayed due to the delays in filing the 2015 Annual Report. The Company filed its Quarterly Report for the quarter ending Mach 31, 2016 on August 31, 2016, but was unable to complete its Quarterly Report for the quarter ending June 30, 2016 (“Q2 Quarterly Filing”) by that date. As a result, on September 2, 2016, the OSC issued an order converting the MCTO to a temporary Failure to File Cease Trading Order (“FFCTO”) pursuant to which all trading of the Company shares will be suspended for as long as the FFCTO is in effect. Today’s filing of the Q2 Quarterly Filings, including the related Management’s discussion and analysis and certifications, constitutes an application to lift the FFCTO pursuant to National Policy 11-207—Failure to File Cease Trade Orders and Revocations in Multiple Jurisdictions. The Company expects the FFCTO to be lifted within four to five business days, at which point trading in the Company’s securities will resume.

Except as disclosed above, the company evaluated subsequent events through the date of the filing and had no additional subsequent events to report.

15.	COMMITMENTS AND CONTINGENCIES

The Company has sold two prototype turbines to a customer resulting in a potential cost to perform a separately priced maintenance agreement. The Company is accounting for this contract is under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at the reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability to be appropriate. The Company originally estimated the discounted value of such exposure at $562, using a discount rate of 9% over approximately 10 years. The agreement was extended to December 2025 in the first quarter of 2015. The total liability related to this exposure, as of June 30, 2016 and December 31, 2015, is $333 and $406, respectively, of which $105 and $160, respectively, is recorded as a current liability.

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

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the three and six months ended June 30, 2016 was $103 and $207, respectively. Rental expense under these operating lease arrangements for the three and six months ended June 30, 2015 was $103 and $207, respectively. The Company has leased its headquarters and production facility back from the buyer for up to a five year term. Effective as of the second anniversary of the lease commencement (June 19, 2014), the Company has an annual right to terminate the lease without penalty. Therefore, only one year (July 2016 through June 2017) of rental expense is included in the table below. Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31
2016	$203
2017	189
2018	15
Thereafter	3

Total	$410

If the Company continues to lease the facility after the three year cancellation period, it would have additional annual lease payment obligations of $173 in 2017, $345 in 2018 and $173 in 2019

Item 2.

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

As previously disclosed, on August 10, 2016, the Company re-aligned its leadership to focus its future on delivering business solutions for a range of distributed energy customers. As part of this transition the Board of Directors of Northern Power Systems has decided to eliminate the office of chief executive and form an office of the president and chief operating officer.

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

In addition to wind turbine and product development, we provide technology development services to customers to develop products and technology for a variety of complex energy applications, including energy storage, microgrids, and grid stabilization. While the customer owns the developed technology for a limited field of use, we typically maintain a license for all other applications and all other markets. While we do not expect material revenue from our development services, these services fund the expansion of our intellectual property portfolio

For the three months ended June 30, 2016 and 2015, respectively, we generated $8.7 million, and $13.0 million in revenue. For the three months ended June 30, 2016 and 2015 we incurred net losses of $2.5 million, and $2.7 million, respectively. We have an accumulated deficit of $175.1 million as of June 30, 2016.

We are headquartered in Barre, Vermont, and lease additional office space in Waltham, Massachusetts, Zurich, Switzerland, Bari, Italy, and Cornwall, U.K. We were originally incorporated in Delaware on August 12, 2008 as Wind Power Holdings, Inc., or WPHI. In February 2014, WPHI filed a Registration Statement on Form 10 (File No. 001-36317) with the SEC to register the shares of common stock of WPHI, which became effective on June 3, 2014. On April 16, 2014, we (as WPHI) completed a reverse takeover transaction, or RTO, with Mira III Acquisition Corp., or Mira III, a Canadian capital pool company incorporated in British Columbia, Canada, whereby all of the equity securities of WPHI were exchanged (as described below) for common shares and restricted voting shares of Mira III, which became the holding company of our corporate group. In connection with the RTO, Mira III changed its name to Northern Power Systems Corp., the WPHI business became Mira III’s operating business, the WPHI directors and officers became Mira III’s directors and officers, and the WPHI historical consolidated financial statements became the historical consolidated financial statements of Northern Power Systems Corp.

Upon completion of the RTO, Northern Power Systems Corp. succeeded to WPHI’s status as a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which permits us to continue to prepare our financial statements in accordance with generally accepted accounting principles in the U.S., or GAAP. Also in connection with the RTO, we completed a CDN$24.5 million private placement whereby we issued 6,125,000 subscription receipts, and our common shares were listed on the Toronto Stock Exchange under the Symbol “NPS”.

As discussed in our Annual Report, management and the Audit Committee concluded that the Company needed to restate previously issued financial statements. As a result, there has been a delay in filing our Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

How We Conduct Our Business

We manage our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, other products produced and sold to customers, as well as in the future our direct sales of utility-class turbines. This business line reflects 93% and 93% of our revenues for the three and six months ended June 30, 2016, respectively, and 80% and 78% for the three and six months ended June 30, 2015, respectively.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 4% and 3% of our revenues for the three and six months ended June 30, 2016 and 18% and 13% for the three and six months ended June 30, 2015, respectively.

•	Technology Development — Included in this business line is our development of technology for specific customer needs. This business line reflects 3% and 4% of our revenues for the three and six months ended June 30, 2016, respectively, and 2% and 9% for the three and six months ended June 30, 2015.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

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

Our international revenue was $7.9 million and $12.6 million for the three and six months ended June 30, 2016, respectively and $11.2 million and $18.3 million for the three and six months ended June 30, 2015, respectively, representing 90%, 91%, 86% and 82% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which increased to 69% of total revenues for the three months ended June 30, 2016 as compared to 33% of total revenues for the same period in 2015 and increased to 67% of total revenues for the six months ended June 30, 2016 as compared to 34% of total revenues for the same period in 2015. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability. In October 2015, we began employing hedging strategies to reduce currency fluctuation risk. There were no foreign currency forward contracts entered into during the six months ended June 30, 2016. There were no foreign currency forward contracts outstanding at June 30, 2016.

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

Foreign Currency Fluctuations Could Impact Profitability

A substantial amount of our business in 2016 is expected to be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. This can result in a significant proportion of our receivables being denominated in foreign currencies. While a majority of our costs will be in the U.S. dollar, we do incur a portion of our costs in Chinese renminbi, Canadian dollars, Swiss francs, British pounds and Euro. In addition, we expect to be entering into extended duration operations and maintenance contracts, which would obligate us to perform services in the future based upon currently negotiated non-U.S. dollar denominated pricing terms. Although we are pursuing economic hedging strategies, including increasing our euro-denominated costs and entering into euro-based forward contracts, there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on our revenues and delay our achieving profitability.

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

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of our distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycle of our turbines, our orders for distributed-class turbines increased in the three months ended June 30, 2016 compared to same period in 2015 driven by strong demand in Italy. Published information from the U.K. indicates that the feed-in-tariff rates and deployment cap for wind turbines between 50 kW to 100 kW rated capacity have declined as of October 2015. The feed-in tariff rate will decline further on a quarterly basis. The Italian authorities have extended the feed-in-tariff until December 31, 2016 with an ability to grid connect turbines and an eligibility to the current feed-in-tariff until June 30, 2017.

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

We generally engage two suppliers for each of our major components to minimize the dependency on any single supplier. We currently have certain critical components for which we only have a single source supplier. As noted above, the primary supplier of blades for our distributed-class turbines ceased operations in February 2015, and the resulting supply constraint had an adverse effect on our revenues. We continue to work with our suppliers to manage the cost, capacity and quality of our blade supply.

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

Investment in People

As of June 30, 2016, we had 86 full-time employees, a decrease of 31 employees, or approximately 26%, from June 30, 2015. We continuously align our workforce to our business needs, with a focus on retaining our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2015 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2016.

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

Results of Operations of the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Overview

Our general activity during the three months ended June 30, 2016 was primarily focused on: growing revenue, orders and backlog of distributed wind turbines in key markets, especially Italy and the United States; continued expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; expansion of services offerings to include full turnkey wind turbine installations, and optimizing our supply chain and operating profile to improve our margins.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues decreased by $4.3 million, or 33%, to $8.7 million for the three months ended June 30, 2016 from $13.0 million for the three months ended June 30, 2015. Our overall backlog decreased to approximately $33 million at June 30, 2016 as compared to approximately $40 million at June 30, 2015. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the three months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,
	2016	2015	Change	% Change
Product Sales and Service	$8.1	$10.4	$(2.3)	22%
Technology Licensing	0.3	2.3	(2.0)	87
Technology Development	0.3	0.3	(0.0)	—

Total	$8.7	$13.0	$(4.3)	33%

Product Sales and Service

Product sales and service revenue decreased by $2.3 million to $8.1 million for the three months ended June 30, 2016, from $10.4 million for the same period in 2015. The decrease in our Product Sales and Service revenue was primarily attributed to recognizing revenue on fewer units of our distributed-class turbines which totaled $6.6 million along with a decrease in sales of our non-turbine products which totaled $0.2 million for the three months ended June 30, 2016 as compared to $9.3 million and $0.4 million for turbines and non-turbine products, respectively, for the three months ended June 30, 2015. Related service revenue totaled $1.3 million for the three months ended June 30, 2016 and $0.7 million for the same period in 2015. The increase in the U.S. dollar relative to the Euro over the periods also contributed to lower revenue for the period ended June 30, 2016.

Technology Licensing Revenue

Technology licensing revenue decreased by $2.0 million to $0.3 million for the three months ended June 30, 2016 from $2.3 million for the same period in 2015. The decrease is attributed to recognizing $0.3 million in royalty revenues related to our licensing agreement with a significant customer, as compared to $2.3 million in license and royalty fees in the same period in 2015, as the customer shipped fewer units in 2016. Our deferred revenue balance associated with the Technology Licensing was $0 as of June 30, 2016. At June 30, 2015, such balance was $0.

Technology Development Revenue

Technology development revenue was unchanged at $0.3 million for the three months ended June 30, 2016 and 2015 as a reduction in development work was offset by an increase in sustaining engineering for a significant customer. Our total deferred revenue balance associated with Technology Development was $0.1 million as of June 30, 2016. At June 30, 2015, such balance was $0.

Cost of Goods Product Revenues and Cost of Service Revenues (dollars in millions)

Cost of product revenues and cost of services revenues collectively decreased by $3.4 million or 30% in the three months ended June 30, 2016 to $7.8 million as compared to $11.2 million in the three months ended June 30, 2015.

A comparison of our costs of product revenues and cost of services for the three months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,
	2016	2015	Change	% Change
Product Sales and Service	$7.5	$10.8	$(3.3)	(31)%
Technology Licensing	0.1	0.2	(0.1)	(67)
Technology Development	0.1	0.1	0.0	—
Unallocated	0.1	0.1	(0.0)	—

Total	$7.8	$11.2	$(3.4)	(30)%

Cost of Product Revenues and Costs of Services

Product sales and service cost for the three months ended June 30, 2016 decreased $3.3 million to $7.5 million from $10.8 million in the same period in 2015. The decrease is attributable to recognizing cost of product revenues on fewer distributed class and non-turbine products in the three months ending June 30, 2015 as compared to the same period in 2015. Our cost of goods sold was $6.7 million for product sales along with $0.8 million of related service costs for the three months ended June 30, 2016 and $10.2 million for product sales and $0.6 million for related service costs for the same period in 2015.

Technology Licensing Cost of Service

Technology licensing cost of services for the three months ended June 30, 2016 decreased by $0.1 million to $0.1 million from $0.2 million for the same period in 2015. The decrease reflects reduced costs associated with license and royalty revenue in the three months ended June 30, 2016 as compared to 2015.

Technology Development Cost of Service

Technology development cost of services for the three months ended June 30, 2016 and 2015 remained consistent at $0.1 reflecting unchanged revenues for the two periods.

Unallocated

The costs from unallocated expenses for the three months ended June 30, 2016 was unchanged at $0.1 million compared to the same period in 2015.

Segment Gross Profit (Loss) (dollars in millions)

	Three months ended June 30,
	2016	2015	Change	% Change
Product Sales and Service	$0.6	$(0.4)	$1.0	263%
Technology Licensing	0.2	2.2	(2.0)	(91)
Technology Development	0.2	0.2	(0.0)	—
Unallocated	(0.1)	(0.2)	0.1	70

Total	$0.9	$1.8	$(0.9)	(49)%

Product Sales and Service

Gross profit from product sales and service for the three months ended June 30, 2016 increased by $1.0 million to $0.6 million as compared to a loss of $0.4 million for the same period in 2015. This change was principally due to a decrease in cost of product revenues more than offsetting a decrease in revenues in the three months ended June 30, 2016 as compared to the same period in 2015.

Technology Licensing

Gross profit from technology licensing for the three months ended June 30, 2016 decreased by $2.0 million to $0.2 million from $2.2 million for the same period in 2015. The decrease is principally due to lower revenue recognition from third party licensing and royalty arrangements in the three months ended June 30, 2016 as compared to the same period in 2015.

Technology Development

Gross profit from technology development for the three months ended June 30, 2016 remained consistent at $0.2 million compared to the same period in 2015, reflecting flat revenues and cost of services sold for both periods.

Unallocated

Gross margin from unallocated expenses for the three months ended June 30, 2016 improved by $0.1 million to $0.1 million from $0.2 million for the same period in 2015. This improvement reflects continued success of cost cutting efforts enacted over the past year.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $0.1 million or 14% to $0.7 million from $0.8 million for the three months ended June 30, 2016 as compared to the same period in 2015. This decrease reflects success reduced use of consultants during the three months ended June 30, 2016 as part of cost cutting efforts enacted over the past year.

Sales and Marketing

Sales and marketing expenses decreased by $0.4 million or 34% to $0.8 million for the three months ended June 30, 2016 from $1.2 million for the same period in 2015. The decrease in sales and marketing expenses was driven by a $0.1 million decrease in consulting expense and a $0.3 million decrease in other sale and marketing expenses from cost cutting efforts in enacted over the past year.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million or 15% to $1.7 million for the three months ended June 30, 2016 from $2.0 million for the same period in 2015. This decrease is attributable to a $0.2 million decrease in consulting and professional fees, a $0.2 million decrease in compensation and benefits offsetting a $0.1 million increase in other general and administrative expenses.

Loss from Operations

Our loss from operations for the three months ended June 30, 2016 remained consistent at $2.2 million compared to the same period in 2015, reflecting a decrease in operating expenses offsetting a lower gross profit.

Segment Income (Loss) from Operations (dollars in millions)

	Three months ended June 30,
	2016	2015	Change	% Change
Product Sales and Service	$(0.5)	$(1.5)	$1.0	66%
Technology Licensing	0.2	1.8	(1.6)	(88)
Technology Development	0.2	0.3	(0.1)	(29)
Shared Service	(1.6)	(2.1)	0.5	25
Unallocated	(0.5)	(0.7)	0.2	29

Loss from operations	$(2.2)	$(2.2)	$(0.0)	—%

Product Sales and Service

Loss from operations from product sales and service for the three months ended June 30, 2016 decreased by $1.0 million to $0.5 million compared to a loss of $1.5 million for the same period in 2015 principally due to an increase in gross profit.

Technology Licensing

Income from operations from technology licensing for the three months ended June 30, 2016 decreased by $1.6 million to $0.2 million compared to $1.8 million for the same period in 2015, due to an decrease in gross profit of $1.9 million from revenue license fees and royalties under our 2.X license agreement, partially offset by an increase of $0.3 million in operating expenses for research and development expenses attributable to technology licensing in the three months ended June 30, 2016.

Technology Development

Income from operations from technology development for the three months ended June 30, 2016 decreased by $0.1 million to $0.2 million compared to $0.3 million for the same period in 2015, due to an increase in operating expenses in 2016.

Shared Services

Corporate shared general and administrative loss for the three months ended June 30, 2016 decreased by $0.5 million to $1.6 million compared to $2.1 million for the same period in 2015 principally due to decreased legal expense of $0.2 million.

Unallocated

The loss from unallocated expenses for the three months ended June 30, 2016 decreased by $0.2 million to $0.5 million compared to $0.7 million in the same period in 2015 principally due to lower expense from cost cutting effort enacted over the past year.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions).

	Three months ended June 30,
	2016	2015	Change	% Change
Depreciation and amortization	$0.2	$0.2	$—	—%
Stock-based compensation	0.1	0.2	(0.1)	(35)
Other	0.2	0.3	(0.1)	(33)

Total charges	$0.5	$0.7	$(0.2)	(25)%

Other Expense and Income Tax Expense

Other expense for the three months ended June 30, 2016 remained consistent at $0.2 compared to the same period in 2015. Foreign exchange loss was up $0.1 million offsetting a decrease in other expenses and interest in the three months ended June 30, 2016 when compared to the same time period in 2015.

Income tax expense was $0.1 million for the three months ended June 30, 2016 and $0.4 million for the same period in 2015. The decrease is the result of lower Brazilian income tax expense incurred on certain license and royalty revenue earned in Brazil in 2016.

Net Loss

Net loss improved by $0.2 million or 7%, to $2.5 million for the three months ended June 30, 2016 from a net loss of $2.7 million for the same period in 2015. The improvement in our net loss for the three months ended June 30, 2016, is primarily due to the increase in foreign exchange and decrease in income tax expense as noted above.

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

Non-GAAP Adjusted EBITDA (Loss) (dollars in millions)

	Three months ended June 30,
	2016	2015
Net loss	$(2.5)	$(2.7)
Provision for income tax	0.1	0.4
Interest expense	—	0.1
Depreciation and amortization	0.2	0.2
Stock-based compensation	0.1	0.2
Non cash implied license revenue	—	(0.2)

Total noncash addbacks	0.4	0.7

Adjusted EBITDA	$(2.1)	$(2.0)

Non-GAAP adjusted EBITDA was a loss of $2.1 million for the three months ended June 30, 2016 and $2.0 million for the same period in 2015. The change in non-GAAP adjusted EBITDA loss is primarily attributable to the improvement in net loss for the three months ending June 30, 2016 as compared to the same period in 2015.

Results of Operations of the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Overview

Our general activity during the six months ended June 30, 2016 was primarily focused on: growing revenue, orders and backlog of distributed wind turbines in key markets, especially Italy and the United States; continued expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; expansion of services offerings to include full turnkey wind turbine installations, and optimizing our supply chain and operating profile to improve our margins.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues decreased by $8.3 million, or 37%, to $13.9 million for the six months ended June 30, 2016 from $22.2 million for the six months ended June 30, 2015. Our overall backlog decreased by 18% to approximately $33 million at June 30, 2016 as compared to approximately $40 million at June 30, 2015. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the six months ended June 30, 2016 and 2015 is as follows:

	June 30,
	2016	2015	Change	% Change
Product Sales and Service	$12.9	$17.3	$(4.4)	(25)%
Technology Licensing	0.5	2.9	(2.4)	(83)
Technology Development	0.5	2.0	(1.5)	(74)

Total	$13.9	$22.2	$(8.3)	(37)%

Product Sales and Service

Product sales and service revenue decreased by $4.4 million to $12.9 million for the six months ended June 30, 2016, from $17.3 million for the same period in 2015. The decrease in our Product Sales and Service revenue was primarily attributed to lower sales of our distributed-class turbines which totaled $10.7 million along with a decrease in sales of our non-turbine products which totaled $0.2 million for the six months ended June 30, 2016 as compared to $14.1 million and $0.9 million for turbines and non-turbine products, respectively, for the six months ended June 30, 2015. Declines in distributed class and non-turbine revenues were exacerbated by a $0.9 million decrease in utility scale turbine revenue resulting from the sale of a prototype 2.2 MW unit during 2015. Related service revenue totaled $2.0 million for the six months ended June 30, 2016 and $1.4 million for the same period in 2015. In addition, the increase in the U.S. dollar relative to the Euro over the periods resulted in lower revenue for the latter period.

During the six months ended June 30, 2016, we executed 76 new distributed-class turbine sales orders. During the six months ended June 30, 2015, we executed 71 new distributed-class turbine sales orders. Our deferred revenue balance associated with Product Sales and Service at June 30, 2016 was $8.4 million which is included in the backlog value disclosed above. At June 30, 2015, such balance was $8.4 million.

Technology Licensing Revenue

Technology licensing revenue decreased by $2.4 million to $0.5 million for the six months ended June 30, 2016 from $2.9 million for the same period in 2014. This decrease is attributed to recognizing $0.5 million royalty revenues related to our licensing agreement with a significant customer. Our deferred revenue balance associated with Technology Licensing was $0 as of June 30, 2016. At June 30, 2015, such balance was $0.

Technology Development Revenue

Technology development revenue decreased by $1.5 million to $0.5 million for the six months ended June 30, 2016 from $2.0 million for the same period in 2015. This decrease is attributed to recognizing $0.5 million of revenue related to a contract with a significant customer. We determined that the contract milestones were non-substantive because they did not correlate with the level of effort expended. Therefore, we are recognizing revenue on the contract using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated for the contract. There is a risk that costs could exceed billings in which case costs would be deferred until such time as the associated revenue is recognized. Deferred revenue would result when amounts billed exceed costs incurred under the contract. As of June 30, 2016, $0.1 million of cash collected for certain milestones were recorded as deferred revenue. Our total deferred revenue balance associated with Technology Development was $0.1 million as of June 30, 2016. At June 30, 2015, such balance was $0.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods product revenues and cost of services revenues collectively decreased by $4.9 million or 27% in the six months ended June 30, 2016 to $13.6 million as compared to $18.5 million in the six months ended June 30, 2015.

A comparison of our costs of product revenues and cost of services for the six months ended June 30, 2016 and 2015 is as follows:

	Six months ended June 30,
	2016	2015	Change	% Change
Product Sales and Service	$13.0	$17.5	$(4.5)	(26)%
Technology Licensing	0.1	0.4	(0.3)	(82)
Technology Development	0.2	0.3	(0.1)	(38)
Unallocated	0.3	0.3	(0.0)	—

Total	$13.6	$18.5	$(4.9)	(27)%

Cost of Product Revenues and Costs of Services Sold

Product sales and service cost for the six months ended June 30, 2016 decreased by $4.5 million to $13.0 million from $17.5 million for the same period in 2015. The decrease is attributable to the recognition of a lower volume related to our distributed-class turbine sales and decreased sales of non-turbine products for the six months ended June 30, 2016 as compared to the same period in 2015. Our cost of product revenues was $11.6 million for product sales along with $1.4 million of related service costs for the six months ended June 30, 2016 and $16.0 million for product sales and $1.5 million for related service costs for the same period in 2015.

Technology Licensing Cost of Service

Technology licensing cost of services for the six months ended June 30, 2016 decreased by $0.3 million to $0.1 million from $0.4 million for the same period in 2015. The decrease reflects reduced costs associated with license revenue in the six months ended June 30, 2016 as compared to 2015.

Technology Development Cost of Service

Technology development cost of services for the six months ended June 30, 2016 decreased by $0.1 million to $0.2 million from $0.3 million for the same period in 2015. This decrease is related to decreased activity related to development of a 3.3 MW turbine for a significant customer and a decrease in development activity with other parties.

Unallocated

The costs from unallocated expenses for the six months ended June 30, 2016 was unchanged from the same period in 2015

Segment Gross Profit (Loss) (dollars in millions)

	Six months ended June 30,
	2016	2015	Change	% Change
Product Sales and Service	$(0.1)	$(0.1)	$0.0	—%
Technology Licensing	0.3	2.6	(2.3)	(89)
Technology Development	0.4	1.7	(1.3)	(76)
Unallocated	(0.3)	(0.4)	0.1	25

Total	$0.3	$3.8	$(3.5)	(93	) %

Product Sales and Service

Gross loss from product sales and service for the six months ended June 30, 2016 remained consistent at $0.1 million compared to the same period in 2015, reflecting a decrease in cost of product revenues offsetting a decrease in product sales and service.

Technology Licensing

Gross profit from technology licensing for the six months ended June 30, 2016 decreased by $2.3 million to $0.3 million from $2.6 million for the same period in 2015. The improvement is principally due to lower revenue recognition in 2016 from third party licensing and royalty arrangements partially offset by lower related cost of sales.

Technology Development

Gross profit from technology development for the six months ended June 30, 2016 decreased by $1.3 million to $0.4 million compared to $1.7 million for the same period in 2015, principally due to lower revenues from contract technology development services provided to a significant customer and other third parties in 2015.

Unallocated

Gross loss from unallocated expenses for the six months ended June 30, 2016 decreased by $0.1 million to a loss of $0.3 million compared to a loss of $0.4 million for the same period in 2015. The decrease is principally due to successful cost cutting efforts.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $0.3 million or 17% to $1.6 million for the six months ended June 30, 2016 as compared to $1.9 million for the same time period in 2015. This decrease reflects the success of cost cutting efforts enacted during 2015 resulting in lower employee and consulting costs

Sales and Marketing

Sales and marketing expenses decreased by $0.7 million or 28% to $1.8 million for the six months ended June 30, 2016 from $2.5 million for the same period in 2015. This decrease is principally due to $0.4 million reduction in employee and consulting expenses along with $0.3 million decrease in other sales and marketing expenses from cost cutting efforts enacted during 2015.

General and Administrative Expenses

General and administrative expenses decreased by $1.8 or 36% to $3.2 million for the six months ended June 30, 2016 from $5.0 million for the same period in 2015. This decrease is principally due to a $0.6 million reduction in capital raising expense, $0.5 million reduction in consulting expense, $0.3 million reduction in compensation and benefits expense, $0.2 million reduction in legal expense, and $0.2 million reduction in other G&A expenses resulting from successful cost cutting efforts.

Loss from Operations

Our loss from operations increased by $0.7 million to $6.4 million for the six months ended June 30, 2016 compared to $5.7 million for the same period in 2015. The increase in loss from operations is principally due to a decrease in gross loss from product sales and services of $3.5 million offsetting lower operating expenses of $2.8 million due to cost cutting efforts.

Segment Income (Loss) from Operations (dollars in millions)

	Six months ended June 30,
	2016	2015	Change	% Change
Product Sales and Service	$(2.7)	$(2.8)	$0.1	4%
Technology Licensing	0.2	2.1	(1.9)	(89)
Technology Development	0.3	1.7	(1.4)	(83)
Shared Service	(3.2)	(5.5)	2.3	42
Unallocated	(1.0)	(1.2)	0.2	14

Loss from operations	$(6.4)	$(5.7)	$(0.7)	(12)%

Product Sales and Service

Loss from operations from product sales and service for the six months ended June 30, 2015 decreased by $0.1 million to a loss of $2.7 million compared to a loss of $2.8 million for the same period in 2015 principally due to the decrease in cost of product revenue offsetting a decrease in product sales.

Technology Licensing

Income from operations from technology licensing for the six months ended June 30, 2016 decreased by $1.9 million to $0.2 million compared to $2.1 million for the same period in 2015, due to a decrease in gross profit of $2.3 million from decreased revenue from license fees and royalties under our 2.X license agreement, partially offset by a decrease of $0.4 million in operating expenses for research and development expenses attributable to technology licensing in the six months ended June 30, 2016.

Technology Development

Income from operations from technology development for the six months ended June 30, 2016 decreased by $1.4 million to $0.3 million compared to $1.7 million for the same period in 2015, due to a decrease in gross profit of $1.3 million from decreased development revenue and a $0.1 million increase in operating expense in 2016.

Shared Services

Corporate shared general and administrative loss for the six months ended June 30, 2016 decreased by $2.3 million to $3.2 million compared to $5.5 million for the same period in 2015 principally due to a $0.6 million decrease in costs related to an uncompleted capital raise, a $0.6 million decrease in consulting expense, a $0.2 million decrease in compensation and benefits costs, a decrease in recruiting expenses of $0.2, a decrease of $0.2 million in legal expenses, and an increase in other corporate and shared services expenses of $0.5 million.

Unallocated

The loss from unallocated expenses for the six months ended June 30, 2016 decreased by $0.2 million to $1.0 million from $1.2 million as compared to the same period in 2015 primarily attributable to $0.2 million lower international sales and use taxes in 2016.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions).

	Six months ended June 30,
	2016	2015	Change	% Change
Depreciation and amortization	$(0.4)	$(0.4)	$0.0	5%
Stock-based compensation	(0.3)	(0.4)	0.1	23
Other	(0.3)	(0.4)	0.1	26

Total charges	$(1.0)	$(1.2)	$0.2	18%

Other Expense and Income Tax Expense

Other expense remained unchanged at $0.2 million for the six months ended June 30, 2016 as compared to the same time period in 2015. Income tax expense decreased to $0.2 million for the six months ended June 30, 2016 as compared to $0.8 million for the same period in 2015. The decrease is the result of lower Brazilian tax expense incurred on certain license and royalty revenue earned in Brazil in 2016 as compared to 2015.

Net Loss

Net loss increased by $0.1 million or 1%, to $6.8 million for the six months ended June 30, 2016 from a net loss of $6.7 million for the same period in 2015. The increase in our net loss for the six months ended June 30, 2016, is primarily due to the increase in operating loss of $0.7 million offsetting a decrease in income tax expense of $0.6 million.

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

Non-GAAP Adjusted EBITDA (Loss) (dollars in millions)

	Six months ended June 30,
	2016	2015
Net loss	$(6.8)	$(6.7)
Provision for income tax	0.2	0.8
Interest expense	0.1	0.1
Depreciation and amortization	0.4	0.4
Stock-based compensation	0.3	0.4
Non cash implied license revenue	—	(0.4)
Loss on disposal	0.1	0.1

Total noncash addbacks	1.1	1.4

Adjusted EBITDA	$(5.7)	$(5.3)

Non-GAAP adjusted EBITDA was a loss of $5.7 million for the six months ended June 30, 2016 and $5.3 million for the same period in 2015. The change in non-GAAP adjusted EBITDA loss is primarily attributable to an increase in net loss of $0.1 million for the period ending June 30, 2016 as compared to the same period in 2015.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data (dollars in millions)

	Six Months Ended June 30,
	2016	2015
Net loss	$(6.8)	$(6.7)
Net cash used in operating activities	(2.6)	(5.4)
Net cash (used in) provided by investing activities	(0.1)	(0.6)
Net cash (used in) provided by financing activities	(0.4)	(1.0)

Cash and Cash Equivalents

As of June 30, 2016, we had cash and cash equivalents of $3.3 million of which $0.1 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $6.1 million of which $0.5 million was held by a foreign subsidiary for the same period in 2015.

Prior to April 16, 2014, our principal source of liquidity had been private sales of convertible preferred stock. From inception to December 31, 2013, we completed four rounds of equity financing through issuance of our convertible preferred stock with total cash proceeds to us of $123.0 million. We also issued convertible notes totaling $6.5 million in two offerings during the year ended December 31, 2013. We closed a private equity placement in connection with the RTO. The private placement provided gross proceeds of CDN$24,500 (USD$22,273) received on April 16, 2014. Proceeds from our financing transactions have been used primarily to fund working capital needs and our operations. We have experienced recurring operating losses, had an accumulated deficit of $175.1 million, and the current line of credit is set to expire on September 30, 2016. We are in discussions with our lender to renew our line of credit prior to September 30, 2016 or obtain alternative financing. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all. In addition, we have experienced recurring negative operating cash flows, which have resulted in a decrease in our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty.

A substantial amount of our business in 2016 is expected to be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. We are pursuing economic hedging strategies, including increasing our euro-denominated costs and entering into euro-based forward contracts, however there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, impairment losses, share-based compensation, and changes in working capital and other activities. In addition to the increase in net loss, cash used in operations increased as described below as a result of working capital needs.

For the six months ended June 30, 2016, net cash used in operating activities decreased by $2.8 million to $2.6 million from $5.4 million for the six months ended June 30, 2015. The decrease in cash used in operating activities for 2016 is primarily due to the effect of changes in operating assets and liabilities resulting in a cash inflow of $3.3 million. Included in these changes were a decrease of $2.2 million in deferred costs, an increase of $2.0 million in customer deposits, and a decrease of $1.3 million in accounts receivable partially offset by a $1.3 million decrease in deferred revenue, a $1.6 million increase in accounts payable and other liabilities, and $0.7 million decrease in inventory and other balance sheet accounts. These changes in cash from operations were funded in part by the draw on the line of credit noted below.

Investing Activities

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2016 as compared to $0.6 million for the same period in 2015. Cash used in investing activities consisted of purchasing certain equipment required to maintain operations.

Financing Activities

For the six months ended June 30, 2016, net cash used in financing activities was $0.4 compared to net cash used of $1.0 million for the six months ended June 30, 2015. We had repayments of $4.5 million and borrowings of $4.1 million on our working capital revolving line of credit for the period ended June 30, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at June 30, 2016.

Contractual Obligations

As described below, our long-term debt obligations were zero as of June 30, 2016 and December 31, 2015. We have $2.5 million outstanding on our working capital revolving line of credit and a $0.6 million outstanding performance letter of credit and warranty guarantee, as of June 30, 2016, which is described below in the Comerica Credit Facility section. In addition, the Company has leased its headquarters and production facility which expires in June of 2019. Effective as of the second anniversary of the lease commencement (June 19, 2014), the Company has an annual right to terminate the lease without penalty. If the Company does not exercise its right to terminate the lease they have a total outstanding obligation of $2.1 million. The Company has not exercised the right to cancel the lease as of June 30, 2016.

Comerica Credit Facility

Our working capital line of credit is $6.0 million. This line is guaranteed by the U.S. Export-Import Bank, as well as by certain collateralized assets. As of June 30, 2016, we had $2.5 million outstanding on the working capital revolving line of credit. At June 30, 2016, we had a net maximum supported borrowing base of $0.4 remaining. Our current line of credit expires on September 30, 2016. Based on our relationship with our lender we believe that we will be able to renew our line of credit prior to September 30, 2016 or obtain alternative financing. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all. The line of credit remains at $6.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. All other significant terms of the line of credit remained the same. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At June 30, 2016, we had $0.6 million of such performance and warranty guarantees outstanding with two customers.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.5 million at all times. At June 30, 2016, we had unencumbered liquid assets having a value of $2.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Company as defined by 229.10(f)(1)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, Ciel R. Caldwell, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As more fully set forth in Part II Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015 because we had inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales that remained in logistics warehouses while certain logistics events were completed. We also had inadequate and ineffective controls for reviewing and analyzing complex or non-routine transactions. The Company continues to make enhancements to existing internal controls, improve the quality and timing of the accounting close process and is in the process of assessing the resource needs of the department and engaging the appropriate accounting and financial expertise. Further work, however, is required to develop appropriate operational and procedural controls and in our review process to provide reasonable assurance that our financial controls over financial reporting are designed in the most effective and efficient manner possible. Therefore, while we believe these changes reduce the risk of financial statement misstatement, there continues to be additional work required for us to conclude that reasonable assurance has been obtained that certain controls are operating effectively and in a timely manner. We expect to continue to undertake these actions as appropriate throughout 2016.

In connection with the closing of our second quarter of 2016, we identified a material weakness in our internal control over financial reporting. Specifically, our inventory reconciliation was not properly designed as it did not include the reconciliation of all non-system generated entries recorded to the general ledger. The material weakness resulted in a material misstatement of our inventory and costs of revenues balances and related disclosures, which have been corrected in this filing. We have implemented changes to remediate this control deficiency, but for the near-term future, the matter described above will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.

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

Based on the evaluation of our financial reporting controls, our Principal Executive Officer and Principal Financial Officer concluded that, our financial reporting controls were not effective as of June 30, 2016. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) (File No.000-55184) filed with the SEC on July 25, 2016, the Company discloses that, on account of the delays in filing the 2015 Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 (the “Q1-2016 10-Q”) and June 30, 2016 (the “Q2-2015 10-Q”) (together, the “Delinquent Filings”), the staff of the Ontario Securities Commission issued a Failure to File Cease Trade Order (“FFCTO”), which halts all trading in the Company’s shares on the Toronto Stock Exchange until such time as the FFCTO is lifted. We have been informed that the act of filing the Delinquent Filings on SEDAR, along with the related management’s discussion and analysis and CEO and CFO certifications, serves as an automatic application to lift the FFCTO, and that the FFCTO will be lifted within four to five business days thereafter. The Company filed its 2015 Form 10-K on July 25, 2016 and its Q1-2016 Form 10-Q on August 31, 2016. Upon this filing of the Q2-2016 Form 10-Q, we will be up to date with our filings, such that the FFCTO can be lifted.

Furthermore, in connection with our preparation of our financial statements for the period ended June 30, 2016, our management identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness pertained to our inventory reconciliation which was not properly designed as it did not include the reconciliation of all non-system generated entries recorded to the general ledger. The material weakness resulted in a material misstatement of our inventory and costs of revenues balances and related disclosures, which have been corrected in this filing. If additional significant deficiencies or material weaknesses in our internal control over financial reporting are discovered or occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and adversely affect the market price of our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On April 13, 2016, on account of the Company’s delay in filing its Annual Report on Form 10-K for the fiscal year ending December 31, 2015 (2015 Form 10-K”), the Ontario Securities Commission (“OSC”) issued a Management Cease Trade Order (“MCTO”) temporarily halting trading in the Company’s shares by its CEO and CFO until such time as the Company’s filings were up to date and the MCTO was lifted. On August 25, 2016, the staff of the OSC informed the Company that it would recommend converting the MCTO to a Failure to File Cease Trading Order (“FFCTO”) if the Company did not, by August 31, 2016, file its Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 (together, the “Quarterly Reports”), each of which were delayed due to the delays in filing the 2015 Form 10-K. The Company filed its Quarterly Report for the quarter ending Mach 31, 2016 on August 31, 2016, but was unable to complete its Quarterly Report for the quarter ending June 30, 2016 (“Q2 Quarterly Filing”) by that date. As a result, on September 2, 2016, the OSC issued an order converting the MCTO to a temporary Failure to File Cease Trading Order (“FFCTO”) pursuant to which all trading of the Company shares will be suspended for as long as the FFCTO is in effect. Today’s filing of the Q2 Quarterly Filings, including the related Management’s discussion and analysis and certifications, constitutes an application to lift the FFCTO pursuant to National Policy 11-207—Failure to File Cease Trade Orders and Revocations in Multiple Jurisdictions. The Company expects the FFCTO to be lifted within four to five business days, at which point trading in the Company’s securities will resume.

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

Northern Power Systems Corp. (Registrant)

Date: September 14, 2016	By:	/s/ Ciel R. Caldwell
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

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 and (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).