Form 10-Q
period 2016-09-30
Northern Power Systems Corp.
filed 2016-11-14
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	23,173,884
Class	Outstanding at November 11, 2016

Class B Common Shares, no par value per share	0
Class	Outstanding at November 11, 2016

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(In thousands, except share and per share amounts)

ASSETS	September 30, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,183	$6,333
Accounts receivable — net of allowance for doubtful accounts of $0 and $350 at September 30, 2016 and December 31, 2015, respectively	775	3,046
Unbilled revenue	927	759
Inventories — net (Note 4)	8,987	9,233
Deferred costs	709	6,379
Prepaid expenses and other current assets	801	850
Assets held for sale (Note 14)	2,380	2,428

Total current assets	17,762	29,028
Property, plant and equipment — net (Note 5)	1,667	2,046
Intangible assets — net (Note 6)	12	80
Goodwill	722	722
Other assets	23	—

Total Assets	$20,186	$31,876

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2016	December 31, 2015
	(Unaudited)
CURRENT LIABILITIES:
Working capital revolving line of credit	$1,900	$2,892
Accounts payable	3,555	3,838
Accrued expenses (Note 8)	3,065	4,005
Accrued compensation	1,643	1,253
Deferred revenue	2,026	6,888
Customer deposits	6,779	3,596
Other current liabilities	—	196
Liabilities held for sale (Note 14)	306	406

Total current liabilities	19,274	23,074

Deferred revenue, less current portion	2,495	2,718
Deferred income taxes (Note 12)	185	175

Total Liabilities	21,954	25,967

Commitments and Contingencies (Note 16)
SHAREHOLDERS’ EQUITY (DEFICIT):
Voting common shares, no par value — Unlimited shares authorized; 23,173,884 shares issued and outstanding as of September 30, 2016 and December 31, 2015	165,568	165,568
Additional paid-in capital	9,135	8,713
Accumulated other comprehensive income/(loss)	2	(13)
Accumulated deficit	(176,473)	(168,359)

Total Shareholders’ Equity (Deficit)	(1,768)	5,909

Total Liabilities and Shareholders’ Equity (Deficit)	$20,186	$31,876

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In thousands, except share and per share amounts)

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUES:
Product	$10,084	$9,729	$21,018	$25,646
License	—	946	441	3,852
Design service	417	1,364	945	3,441
Service	1,640	1,388	3,624	2,727

Total revenues	12,141	13,427	26,028	35,666

Cost of product revenues	9,035	8,461	20,888	24,618
Cost of service revenues	1,082	1,675	2,820	3,993

Gross profit	2,024	3,291	2,320	7,055
OPERATING EXPENSES:
Sales and marketing	821	947	2,644	3,409
Research and development	592	739	2,213	2,688
General and administrative	1,837	1,618	5,063	6,655

Total operating expenses	3,250	3,304	9,920	12,752

Loss from operations	(1,226)	(13)	(7,600)	(5,697)
Interest expense — net	(15)	(45)	(94)	(142)
Other expense — net	(54)	(109)	(170)	(221)

Loss before provision for income taxes	(1,295)	(167)	(7,864)	(6,060)
Provision for income taxes	62	372	250	1,140

NET LOSS	(1,357)	(539)	(8,114)	(7,200)
Other comprehensive loss
Change in cumulative translation adjustment	2	(27)	15	(41)

COMPREHENSIVE LOSS	$(1,355)	$(566)	$(8,099)	$(7,241)

Net loss applicable to common shareholders (Note 2)	$(1,357)	$(539)	$(8,114)	$(7,200)
Net loss per common share
Basic and diluted	$(0.06)	$(0.02)	$(0.35)	$(0.32)
Weighted average number of common shares outstanding
Basic and diluted	23,173,884	22,884,202	23,173,884	22,805,519

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(In thousands except share amounts)

(unaudited)

	Voting Common Shares-No Par		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
BALANCE — December 31, 2015	23,173,884	$165,568	$8,713	$(13)	$(168,359)	$5,909
Stock based compensation expense	—	—	422	—	—	422
Cumulative translation adjustment	—	—	—	15	—	15
Net loss	—	—	—	—	(8,114)	(8,114)

BALANCE — September 30, 2016	23,173,884	$165,568	$9,135	$2	$(176,473)	$(1,768)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(All amounts in thousands)

(unaudited)

	For the nine months ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES:
Net loss	$(8,114)	$(7,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	193	151
Recovery of doubtful accounts	(29)	(44)
Stock-based compensation expense	422	681
Depreciation and amortization	522	582
Noncash implied license revenue	—	(609)
Loss on disposal of asset	156	50
Deferred income taxes	10	11
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	2,132	(679)
Other current and noncurrent assets	18	2,010
Inventories	53	755
Deferred costs	5,670	(2,336)
Accounts payable	(283)	1,968
Accrued expenses	(550)	(1,136)
Customer deposits	3,183	(198)
Deferred revenue and other short term liabilities	(5,281)	(138)
Other liabilities	(100)	(27)

Net cash used in operating activities	(1,998)	(6,159)

INVESTING ACTIVITIES:
Purchases of property and equipment	(175)	(1,280)

Net cash used in investing activities	(175)	(1,280)

FINANCING ACTIVITIES:
Payments of revolving line of credit, net of borrowings	(992)	—
Proceeds from the exercise of stock options	—	3

Net cash (used in) provided by financing activities	(992)	3

Effect of exchange rate change on cash	15	(41)

Change in cash and cash equivalents	(3,150)	(7,477)
Cash and cash equivalent — Beginning of Period	6,333	13,142

Cash and cash equivalent — End of Period	$3,183	$5,665

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$50	$35

Cash paid for income taxes	$16	$32

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

On October 26, 2016, the Company, announced that it had executed a definitive agreement for WEG Electric Corp. and WEG Equipamentos Eletricos S.A. (collectively, “WEG”) to acquire some of the Company’s utility wind assets. Under the agreement, the proven utility scale direct drive technology developed will be solely owned by WEG and its affiliates. All assets and liabilities, including the related patent portfolio for utility wind greater than 1.5MW and the engineering team largely responsible for developing this technology, will be acquired by WEG. WEG will continue to compensate the Company under the existing arrangement paying royalties for sales in South America resulting in future payments of up to approximately $10.0 million, of which $3.0 million are fixed payments. Additionally, WEG will pay the Company up to $17.5 million in royalty payments over the next decade for turbines shipped anywhere outside of South America. As a result of this transaction we reclassified certain assets and liabilities as held for sale, see Note 14.

Going Concern — The Company has incurred operating losses since its inception. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs, if ever. Since inception, the Company has funded its net capital requirements with proceeds from private equity and public and debt offerings. At September 30, 2016, the Company has cash of $3.2 million and an accumulated deficit of $176.5 million. In September 2016, the Company amended its foreign working capital revolving line of credit with Comerica to extend the maturity date of September 30, 2016 to December 31, 2017. The line of credit was reduced from $6,000 to $2,000, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2015 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This updates indicates that there is diversity in the practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230.This amendments provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. Public business entities should apply the guidance in Update 2016-151018136-03 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this ASU will have on our consolidated financial statements.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2015 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

2.	NET LOSS PER SHARE

Basic loss per share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing loss attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2016 and 2015, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of basic and diluted net loss per share are as follows:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Basic earnings per share calculation
Numerator
Net loss	$(1,357)	$(539)	(8,114)	(7,200)

Net loss attributable to common shareholders	$(1,357)	$(539)	(8,114)	(7,200)

Denominator
Weighted average common shares outstanding — Basic and diluted	23,173,884	22,884,202	23,173,884	22,805,519
Net loss per share-Basic and diluted	$(0.06)	$(0.02)	$(0.35)	$(0.32)

The following potentially dilutive securities were excluded from the calculation of dilutive weighted average shares outstanding because they were considered anti-dilutive due to the Company’s loss position:

	September 30, 2016	September 30, 2015
Common share options	2,313,193	3,116,941
Restricted stock awards	—	105,734

Total potentially dilutive securities	2,313,193	3,222,675

The Company had 367,500 placement agent options that expired on March 17, 2016. In addition, the Company has 2,313,193 options outstanding as of September 30, 2016 related to the 2014 NPS Corp. plan. As of September 30, 2015, the Company had 367,500 placement agent options outstanding, 2,749,441 options outstanding and 105,734 of unvested restricted stock awards outstanding related to the 2014 NPS Corp. plan. Such options are considered to be potentially dilutive securities.

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit and debt, deferred revenue and customer deposits. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of September 30, 2016 and December 31, 2015, approximate fair value due to their short-term nature and are classified within Level 3 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents when held consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

During 2014, the Company entered into a technology development contract with a customer that will result in the Company receiving a royalty free license upon successful completion of the development. The Company determined the value of this license using a probability weighted analysis. The analysis applied a range of possibilities to a set of possible outcomes and attributed a value in the event of each outcome. The probabilities and weightings used in the analysis were based on management’s views of the opportunities that will be available to the Company upon completion of the contract and receipt of the license, as well as a review of the outcomes that would result from the selected scenarios. The Company determined this was the most reliable approach to value the license. The license will be accreted to full value over the development period of the contract and will subsequently be amortized over its estimated useful life at the time. The value assigned to the license as of September 30, 2016 and December 31, 2015 was $792, this represents a fair value measurement on a nonrecurring basis, and is included in assets held for sale on the accompanying consolidated balance sheets. Due to the unobservable key inputs to the analysis, the license has been classified as Level 3.

In 2015, the Company entered into foreign currency forward contracts and no-cost collars, usually with one to three month durations, to mitigate the foreign currency risk related to certain balance sheet positions. The Company has not elected hedge accounting for these transactions. There were no foreign currency forward contracts entered into during the nine months ended September 30, 2016. There were no foreign currency forward contracts outstanding at September 30, 2016.

4.	INVENTORIES

Inventories, net of reserves, as of September 30, 2016 and December 31, 2015 consist of:

	September 30, 2016	December 31, 2015
Raw materials	$2,795	$3,298
Work in process	1,166	1,170
Finished goods	5,492	5,081
Allowance for obsolescence	(466)	(316)

Total inventory — net	$8,987	$9,233

For the three months ended September 30, 2016 and 2015, the Company recorded inventory provision of $7 and $19, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded inventory provision of approximately $193 and $151, respectively.

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at September 30, 2016 and December 31, 2015 consist of:

	September 30, 2016	December 31, 2015
Lease improvements	$86	$48
Machinery and equipment	2,426	2,390
Patterns and tooling	1,501	1,615
Office furniture and equipment	424	424
Information technology equipment and software	855	848

	5,292	5,325
Less accumulated depreciation	(3,625)	(3,279)

Total property, plant and equipment, net of depreciation	$1,667	$2,046

Depreciation expense was $129 and $398 for the three and nine months ended September 30, 2016, respectively. Depreciation expense was $163 and $443 for the three and nine months ended September 30, 2015, respectively.

During the nine months ended September 30, 2016, the Company disposed of a property and equipment with a cost of $208 and a net book value of $156. During the three months ended September 30, 2016, $122 of assets were reclassified as assets held for sale as of September 30, 2016 and $123 as of December 31, 2015.

6.	INTANGIBLE ASSETS

Intangible assets consist of:

	September 30, 2016
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Period
Core technology	0.0 years	490	$(490)	$—
Trade name	0.9 years	89	(77)	12

		$579	$(567)	$12

	December 31, 2015
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	.7 years	490	$(433)	$57
Trade name	1.7 years	89	(66)	23

		$579	$(499)	$80

As part of an agreement with WEG Equipamentos Elétricos S.A. to develop a 3.3 MW wind turbine, the Company has recorded an intangible asset of $792 representing the earned value of the royalty free license the Company will receive upon completion of the development project. The Company’s estimate of the total value of this intangible asset will be capitalized over the period of the development project. Amortization of the intangible asset will commence as the Company completes the project and has the ability to license/sell the 3.3 MW wind turbine. During the three months ended September 30, 2016, $792 of assets were reclassified as assets held for sale as of September 30, 2016 and $848 as of December 31, 2015.

Amortization expense for the three and nine months ended September 30, 2016 was $32 and $124, respectively. Amortization expense for the three and nine months ended September 30, 2015 was $46 and $139, respectively.

The expected aggregate future amortization expense, excluding amortization expense related to the royalty license, is as follows:

Years	Amortization
2016	$3
2017	9

$12

7.	REVOLVING LINE OF CREDIT

Revolving line of credit at September 30, 2016 and December 31, 2015 consists of:

	September 30, 2016	December 31, 2015
Working capital revolving line of credit	$1,900	$2,892

Total debt	1,900	2,892

In September 2016, the Company amended its foreign working capital revolving line of credit with Comerica to extend the maturity date of September 30, 2016 to December 31, 2017. The line of credit was reduced from $6,000 to $2,000, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. All other significant terms of the line of credit remained the same. The renegotiated loan agreement with Comerica contains a financial covenant which requires the Company to maintain unencumbered liquid assets having a value of at least $1,000 at all times.

At September 30, 2016, there was $1,900 outstanding on the revolving line of credit as well $0 outstanding in performance and warranty letters of credit and the Company had a net maximum supported borrowing base, in excess of loans outstanding, of $100.

8.	ACCRUED EXPENSES

Accrued expenses consist of:

	September 30, 2016	December 31, 2015
Accrued warranties	$2,038	$2,171
Accrued rebates, allowances and discounts	—	20
Other accrued expenses	1,027	1,814

Total accrued expenses	$3,065	$4,005

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning balance	$2,070	$1,704	$2,171	$1,637
Provisions, net of reversals	368	685	951	1,268
Settlements	(400)	(285)	(1,084)	(801)

Ending balance	$2,038	$2,104	$2,038	$2,104

9.	CAPITAL STRUCTURE

Common Shares-No Par — The Company’s authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of September 30, 2016, there were 23,173,884 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding.

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

A summary of the stock option activity under the 2014 NPS Corp Plan for the nine months ended September 30, 2016, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	2,532,711	$1.90	5.2 years	$—
Granted	2,500	$0.13
Exercised	—	$—

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Canceled	(222,018)	$2.94

Outstanding — September 30, 2016	2,313,193	$1.80	4.5 years	$—

Exercisable — September 30, 2016	1,812,008	$1.84	4.3 years	$—

Shares vested and expected to vest September 30, 2016	2,276,184	$1.81	4.5 years	$—

As of September 30, 2016, 1,229,427 options were available for grant under the 2014 NPS Corp Plan.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the nine months ended September 30, 2016 was $0.08 per share. At September 30, 2016, unrecognized stock-based compensation expense related to non-vested stock options is $360 which is expected to be recognized over the weighted-average remaining vesting period of 1.1 years.

The Company estimated the grant-date fair values of stock options granted in the nine months ended September 30, 2016, using the Black-Scholes option pricing model and the following assumptions:

September 30, 2016
Expected volatility	77%
Risk-free interest rate	1.40%
Expected life (years)	4.5
Dividend yield	0.0%

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three and nine months ended September 30, 2016 and 2015. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30
	2016	2015	2016	2015
Cost of revenue	$3	$7	$8	$27
Sales and marketing	17	16	48	48
Research and development	3	5	10	13
General and administrative	118	284	356	593

Total stock-based compensation expense	$141	$312	$422	$681

11.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. As of January 1, 2016, the Company contributes 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Prior to January 1, 2016, the Company contributed 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three and nine months ended September 30, 2016 were $15, and $57, respectively, and $45 and $160 for the three and nine months ended September 30, 2015, respectively.

12.	INCOME TAXES

For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $62 and $250, respectively, which is comprised of $59 current expense and $3 deferred expense for the 3 months ended September 30, 2016 and is comprised of $240 current expense and $10 deferred expense for the nine months ended September 30, 2016.

For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $372 and $1,140, respectively, which is comprised of $369 current expense and $3 deferred expense for the three months ended September 30, 2015 and is comprised of $1,130 current expense and $10 deferred expense for the nine months ended September 30, 2015.

For the three and nine months ended September 30, 2016 the current income tax expense included $42 and $203, respectively, of foreign tax expense related to Brazilian withholding taxes. For the three and nine months ended September 30, 2015, the current income tax expense included $350 and $1,074, respectively, of foreign tax expense related to Brazilian withholding taxes. Such taxes are applicable to licensing, technology services and royalty revenues earned within Brazil. The tax rate for such taxes is between 15%-18% and is based upon the character of the revenue and the jurisdiction of where it was earned.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not “more likely than not”. The net deferred tax liability as of September 30, 2016 and 2015 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite period and which are not currently available as a source of taxable income.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of September 30, 2016, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

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

Revenue for the business segments are shown as follows:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Product Sales and Service	$11,724	$11,117	$24,642	$28,373
Technology Licensing	—	946	441	3,852
Technology Development	417	1,364	945	3,441

Total	$12,141	$13,427	$26,028	$35,666

Loss from operations for the business segments and unallocated costs and expenses are as follows:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Product Sales and Service	$968	$521	$(1,671)	$(2,337)
Technology Licensing	—	868	226	2,954
Technology Development	372	873	659	2,606
Shared Services	(1,518)	(1,542)	(4,744)	(7,006)
Unallocated costs and expenses	(1,048)	(733)	(2,070)	(1,914)

Loss from operations	$(1,226)	$(13)	$(7,600)	$(5,697)

Unallocated costs and expenses consist of:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Depreciation and amortization	$(161)	$(209)	$(522)	$(582)
Stock-based compensation expense	(141)	(313)	(422)	(681)
Other	(746)	(211)	(1,126)	(651)

Total	$(1,048)	$(733)	$(2,070)	$(1,914)

Total business segment assets are as follow:

	September 30, 2016	December 31, 2015
Product Sales and Service	$14,511	$22,732
Technology Licensing	1,159	1,222
Technology Development	1,467	1,477
Shared Services	169	381
Unallocated assets	2,880	6,064

Total	$20,186	$31,876

Unallocated assets consist of the following:

	September 30, 2016	December 31, 2015
Cash	$2,868	$6,047
Property, plant and equipment, net	12	17

Total	$2,880	$6,064

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
United States	$2,105	$828	$3,381	$4,743
United Kingdom	2,935	5,304	6,155	11,861
Italy	6,674	4,984	14,983	11,869
Brazil	418	2,310	1,387	7,188
Asia	1	—	3	—
Rest of the world	8	1	119	5

Total	$12,141	$13,427	$26,028	$35,666

For the three and nine months ended September 30, 2016, 83% and 87% of revenues, respectively, were recognized from sales outside the United States. For the three and nine months ended September 30, 2015, 94% and 87% of revenues, respectively, were recognized from sales outside the United States.

Geographic information about property, plant, equipment as well as intangible assets and goodwill associated with particular regions is as follows:

	September 30, 2016	December 31, 2015
United States	$2,261	$2,758
Rest of the world	140	90

Consolidated Total	$2,401	$2,848

14.	ASSETS HELD FOR SALE

On October 26, 2016, the Company, announced that it had executed a definitive agreement for WEG to acquire the Company’s utility wind assets. As of August 2016, the assets and liabilities associated with utility scale business became assets and liabilities held for sale based upon the decision by our Board of Directors at such time, as well as meeting the other criteria in ASC 360-10-45-9, Impairment and Disposal of Long-Lived Assets — Other Presentation Matters, Long-Lived Assets Classified as Held for Sale. Therefore, we reclassified the associated receivables, property, plant and equipment and intangible assets as well as the related other current and long-term liabilities as held for sale as of September 30, 2016 and December 31, 2015. Based upon current negotiations, we believe that the current fair value of the net assets held for sale will exceed the carrying value.

	September 30,	December 31,
	2016	2015
Unbilled receivable	$1,466	$1,457
Property, plant & equipment	122	123
Intangible assets	792	848

Total assets held for sale	$2,380	$2,428

Other current liabilities	(79)	(160)
Other long-term liabilities	(227)	(246)

Total liabilities held for sale	$(306)	$(406)

Net assets and liabilities held for sale	$2,074	$2,022

15.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of the filing and had no additional subsequent events to report.

16.	COMMITMENTS AND CONTINGENCIES

The Company has sold two prototype turbines to a customer resulting in a potential cost to perform a separately priced maintenance agreement. The Company is accounting for this contract is under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at the reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability to be appropriate. The Company originally estimated the discounted value of such exposure at $562, using a discount rate of 9% over approximately 10 years. The agreement was extended to December 2025 in the first quarter of 2015. The total liability related to this exposure, as of September 30, 2016 and December 31, 2015, is $306 and $406, respectively, of which $79 and $160, respectively, is recorded as a liability held for sale, as it was assumed by WEG as part of the transaction discussed in Note 14.

The Defense Contract Auditing Agency (“DCAA”) is currently auditing the years 2004 through 2007 and an external independent audit firm is auditing 2010. These audits are in various stages of completion. During the six months ended June 30,

2015 field work on the 2004 audit was completed and a final report issued to the National Renewable Energy Laboratory (NREL). NREL has not issued a final determination related to the findings as of September 30, 2016. There has been no activity related to audits of any other year and although the Company has not received formal notification that such audits are on hold, management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of a final determination from NREL on the 2004 audit and lack of activity on later audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company. The Company, however, does not expect a material impact based on the results of previous audits.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the three and nine months ended September 30, 2016 was $103 and $311, respectively. Rental expense under these operating lease arrangements for the three and nine months ended September 30, 2015 was $103 and $311, respectively. The Company has leased its headquarters and production facility back from the buyer for up to a five year term. Effective as of the second anniversary of the lease commencement (June 19, 2014), the Company has an annual right to terminate the lease without penalty. Therefore, only nine months (October 2016 through June 2017) of rental expense is included in the table below. Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31
2016	$99
2017	189
2018	15
2019	3

Total	$306

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

The substantial majority of our current sales are in the small wind subset of the distributed wind market, which commonly consists of turbines with rated capacities of 500 kW output or smaller. Based on the number of turbines that we have sold and installed to date, we consider ourselves a leader in the U.S., U.K., and Italy in the larger energy output sub-segment of this market, which comprises turbines ranging in size from 50 kW to 100 kW. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 600 of these turbines. To date, these shipped units have run for over twelve million hours in the aggregate. Our distributed wind customers include financial investors and project developers which deploy our turbines to provide power for farms, remote villages, schools, small businesses, and U.S. military installations.

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

On October 26, 2016, we announced that we had executed a definitive agreement for WEG Electric Corp. and WEG Equipamentos Eletricos S.A. (collectively, “WEG”) to acquire some of our utility wind assets. Under the agreement, the proven utility scale direct drive technology developed will be solely owned by WEG and its affiliates. All assets and liabilities, including the related patent portfolio for utility wind greater than 1.5MW and the engineering team largely responsible for the developing this technology, will be acquired by WEG. WEG will continue to compensate us under the existing arrangement paying royalties for sales in South America resulting in future payments of up to approximately $10.0 million, of which $3.0 million are fixed payments. Additionally, WEG will pay us up to $17.5 million in royalty payments over the next decade for turbines shipped anywhere outside of South America. As a result of this transaction we reclassified certain assets and liabilities as held for sale, see Note 14.

As previously disclosed, on August 10, 2016, the Company re-aligned its leadership to focus its future on delivering business solutions for a range of distributed energy customers. As part of this transition our Board of Directors has decided to eliminate the office of chief executive and form an office of the president and chief operating officer which was filled by the former chief financial officer of the Company.

We have been developing our power converter technology since the early 2000s and currently sell our MW power converters under the branded name of FlexPhase. These products are supplied as part of our distributed wind and utility class turbines, and also sold independently for use in microgrids and energy storage projects. Our power converters are modular in nature allowing for a common platform to service multiple applications. As of December 31, 2015, we have deployed over 130 MW of products based on this technology, primarily in connection with our wind turbine designs. Our intention is to commercialize sales of our power converters outside of the wind industry, such as the battery energy storage system (BESS) market.

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

For the three months ended September 30, 2016 and 2015, respectively, we generated $12.1 million, and $13.4 million in revenue. For the three months ended September 30, 2016 and 2015 we incurred net losses of $1.4 million, and $0.5 million, respectively. We have an accumulated deficit of $176.5 million as of September 30, 2016.

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

How We Conduct Our Business

We manage our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, other products produced and sold to customers, as well as in the future our direct sales of utility-class turbines. This business line reflects 97% and 95% of our revenues for the three and nine months ended September 30, 2016, respectively, and 83% and 80% for the three and nine months ended September 30, 2015, respectively.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 0% and 2% of our revenues for the three and nine months ended September 30, 2016, respectively, and 7% and 11% for the three and nine months ended September 30, 2015, respectively.

•	Technology Development — Included in this business line is our development of technology for specific customer needs. This business line reflects 3% and 3% of our revenues for the three and nine months ended September 30, 2016, respectively, and 10% and 9% for the three and nine months ended September 30, 2015.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

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

Our international revenue was $10.0 million and $22.6 million for the three and nine months ended September 30, 2016, respectively and $12.6 million and $30.9 million for the three and nine months ended September 30, 2015, respectively, representing 83%, 87%, 94% and 87% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which increased to 66% of total revenues for the three months ended September 30, 2016 as compared to 48% of total revenues for the same period in 2015 and increased to 65% of total revenues for the nine months ended September 30, 2016 as compared to 40% of total revenues for the same period in 2015. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability. In October 2015, we began employing hedging strategies to reduce currency fluctuation risk. There were no foreign currency forward contracts entered into during the nine months ended September 30, 2016. There were no foreign currency forward contracts outstanding at September 30, 2016.

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

Factors Affecting Our Results of Operations

We believe that the most significant factors that affect our financial performance and results of operations are as follows:

UK and Italian Government Feed-in-Tariff and Blade Supply Impact on Near-term Results

In December 2015, the U.K. Department of Energy and Climate Change announced a 40% reduction to the feed-in-tariff for wind turbines ranging in capacity from 50-100 kW. This reduction became effective on February 8, 2016. In addition a deployment cap of 300 kW per quarter was introduced limiting the amount of turbines, ranging in capacity from 50-100 kW, to be installed to three units per quarter. The change to the feed-in-tariff and deployment cap as enacted has had a negative impact on orders in the U.K. market in the remainder of 2016, and a corresponding adverse effect on our financial results during 2016.

In a publication in June 2016, the Italian authorities extended the feed-in-tariff until December 31, 2016 with an ability to grid connect turbines and an eligibility to the current feed-in-tariff until June 30, 2017.

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

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of our distributed-class wind turbines. Published information from the U.K. indicates that the feed-in-tariff rates will decline further on a quarterly basis and the current deployment cap for wind turbines between 50 kW to 100 kW has been over-subscribed. It is expected that the Italian authorities will introduce a new feed-in-tariff law shortly covering the period between 2017 and 2020.

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

Investment in People

As of September 30, 2016, we had 80 full-time employees, a decrease of 29 employees, or approximately 27%, from September 30, 2015. We continuously align our workforce to our business needs, with a focus on retaining our high-performing personnel in order to continue to develop, sell and market our products and services and manage our business.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2015 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2016.

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

Results of Operations of the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Overview

Our general activity during the three months ended September 30, 2016 was primarily focused on: growing revenue, orders and backlog of distributed wind turbines in key markets, especially Italy and the United States; continued expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; expansion of services offerings to include full turnkey wind turbine installations, optimizing our supply chain and operating profile to improve our margins, and monetizing our utility assets.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues from Product Sales and Service, Technology Licensing and Technology Development decreased by $1.3 million, or 10%, to $12.1 million for the three months ended September 30, 2016 from $13.4 million for the three months ended September 30, 2015. Our overall backlog decreased to approximately $26 million at September 30, 2016 as compared to approximately $39 million at September 30, 2015. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the three months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Product Sales and Service	$11.7	$11.0	$0.7	6%
Technology Licensing	—	1.0	(1.0)	(100)
Technology Development	0.4	1.4	(1.0)	(71)

Total	$12.1	$13.4	$(1.3)	(10)%

Product Sales and Service

Product sales and service revenue increased by $0.7 million to $11.7 million for the three months ended September 30, 2016, from $11.0 million for the same period in 2015. The increase in our Product Sales and Service revenue was primarily attributed to recognizing higher revenue on service revenue and non-turbine products of $1.6 million and $0.3 million for the three months ended September 30, 2016 compared to $1.3 million and $0.0 million for the same period of 2015. Revenues from our distributed-class turbines increased $0.1 million to $9.8 million for the three months ended September 30, 2016 as compared to $9.7 million or the three months ended September 30, 2015.

During the three months ended September 30, 2016, we executed 21 new distributed-class turbine sales orders. During the three months ended September 30, 2015, we executed 42 new distributed-class turbine sales orders. Our deferred revenue balance associated with Product Sales and Service at September 30, 2016 was $4.4 million which is included in the backlog value disclosed above. At September 30, 2015, such balance was $9.6 million.

Technology Licensing Revenue

Technology licensing revenue decreased by $1.0 million to $0 million for the three months ended September 30, 2016 from $1.0 million for the same period in 2015. This decrease is attributed to recognizing $0 million in royalty fees related to our licensing agreement with a significant customer, as compared to $1.0 million in the same period for 2015, as our customer shipped 0 units in the third quarter of 2016. Our deferred revenue balance associated with Technology Licensing was $0 million as of September 30, 2016 and 2015.

Technology Development Revenue

Technology development revenue decreased by $1.0 million to $0.4 million for the three months ended September 30, 2016 from $1.4 million for the same period in 2015 due to a reduction in development work for a significant customer. Our total deferred revenue balance associated with Technology Development was $0.1 million as of September 30, 2016. At September 30, 2015, such balance was $0 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively remained consistent at $10.1 million for the three months ended September 30, 2016 as compared to the same period in 2015.

A comparison of our costs of goods sold and cost of services for the three months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Product Sales and Service	$10.0	$9.4	$0.6	7%
Technology Development	0.0	0.5	(0.5)	(100)
Unallocated	0.1	0.2	(0.1)	(50)

Total	$10.1	$10.1	$—	—%

Product Sales and Service Cost of Goods and Costs of Service Sold

Product sales and service cost for the three months ended September 30, 2016 increased by $0.6 million to $10.0 million from $9.4 million for the same period in 2015. The increase is attributable to recognizing cost of sale on 4 more units in the three months ended September 30, 2016 as compared to the same period in 2015. These increases in cost were offset by certain cost reduction efforts and lower costs from non-turbine sales. Our cost of goods sold was $9.1 million for product sales along with $0.9 million of related service costs for the three months ended September 30, 2016 and $8.3 million for product sales and $1.1 million for related service costs for the same period in 2015.

Technology Development Cost of Service

Technology development cost of services for the three months ended September 30, 2016 decreased by $0.5 million to $0 million from $0.5 million for the same period in 2015. This decrease is related to decreased development activity with other parties.

Unallocated

The costs from unallocated expenses for the three months ended September 30, 2016 decreased $0.1 million to $0.1 million compared to $0.2 million for the same period in 2015.

Segment Gross Profit (Loss) (dollars in millions)

	Three Months Ended September 30,
	2016	2015	Change	% Change
Product Sales and Service	$1.7	$1.6	$0.1	8%
Technology Licensing	—	1.0	(1.0)	(100)
Technology Development	0.4	0.9	(0.5)	(56)
Unallocated	(0.1)	(0.2)	0.1	50

Total	$2.0	$3.3	$(1.3)	(39)%

Product Sales and Service

Gross profit from product sales and service for the three months ended September 30, 2016 increased by $0.1 million to a profit of $1.7 million compared to a profit of $1.6 million for the same period in 2015. This change was principally due to the $0.7 million increase in revenues of product sales more than offsetting the $0.6 million increase in cost of product sales for the three months ended September 30, 2016.

Technology Licensing

Gross profit from technology licensing for the three months ended September 30, 2016 decreased by $1.0 million to a loss of $0 million from $1.0 million for the same period in 2015. The decrease is principally due to lower revenue recognition in 2016 from third party licensing and royalty arrangements offset by lower related cost of sales.

Technology Development

Gross profit from technology development for the three months ended September 30, 2016 decreased by $0.5 million to $0.4 million from a loss of $0.9 million for the same period in 2015. This decrease is related to decreased development activity with other parties.

Unallocated

Gross loss from unallocated expenses for the three months ended September 30, 2016 decreased by $0.1 million compared to $0.2 million from the same period in 2015.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $0.1 million or 14% to $0.6 million from $0.7 million for the three months ended September 30, 2016 as compared to the same period in 2015. This decrease reflects success of cost cutting efforts enacted at the end of 2015 and during 2016.

Sales and Marketing

Sales and marketing expenses decreased by $0.1 million or 11% to $0.8 million for the three months ended September 30, 2016 from $0.9 million for the same period in 2015. This decrease was driven primarily from cost cutting efforts enacted over the past year.

General and Administrative Expenses

General and administrative expenses increased $0.2 million or 13% to $1.8 million for the three months ended September 30, 2016 from $1.6 million for the same period in 2015. This increase related to an increase in severance of $0.6 million partially offset by decreases in compensation and benefits of $0.2 million and other general and administrative cost of $0.2 million primarily from cost cutting efforts enacted over the past year.

Income/(loss) from Operations

Our loss from operations decreased by $1.2 million to $1.2 million for the three months ended September 30, 2016 compared to $0 million for the same period in 2015. The decreased income is principally due to lower gross profit of $1.3 million offset by a decrease in operating expenses primarily from cost cutting efforts.

Segment Income (Loss) from Operations (dollars in millions)

	Three Months Ended September 30,
	2016	2015	Change	% Change
Product Sales and Service	$1.0	$0.5	$0.5	100%
Technology Licensing	—	0.9	(0.9)	(100)
Technology Development	0.4	0.9	(0.5)	(56)
Shared Service	(1.5)	(1.6)	0.1	6
Unallocated	(1.1)	(0.7)	(0.4)	(57)

Loss from operations	$(1.2)	$0.0	$(1.2)	N.M

Product Sales and Service

Income from operations from product sales and service for the three months ended September 30, 2016 increased $0.5 million to $1.0 million compared to $0.5 million for the same period in 2015. The increase in income is principally due to $0.1 million increase in gross profit and a $0.4 million decrease in operating expenses.

Technology Licensing

Income from operations from technology licensing for the three months ended September 30, 2016 decreased by $0.9 million to a loss of $0 million compared to income of $0.9 million for the same period in 2015, due to a decrease in gross profit of $1.0 million from revenue license fees and royalties under our 2.X license agreement offsetting a decrease of $0.1 million in operating expenses.

Technology Development

Income from operations from technology development for the three months ended September 30, 2016 decreased by $0.5 million to $0.4 million compared to $0.9 million for the same period in 2015, due to a reduction in development work for a significant customer.

Shared Services

Corporate shared general and administrative loss for the three months ended September 30, 2016 decreased by $0.1 million to $1.5 million compared to $1.6 million for the same period in 2015 principally due to decreased consulting fees and other cost cutting efforts.

Unallocated

The loss from unallocated expenses for the three months ended September 30, 2016 increased by $0.4 million to $1.1 million compared to $0.7 million in the same period in 2015 due to increased severance expense of $0.6 million offset by a reduction in stock compensation of $0.2 million.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions).

	Three Months Ended September 30,
	2016	2015	Change	% Change
Depreciation and amortization	$0.2	$0.2	$—	—%
Stock-based compensation	0.1	0.3	(0.2)	(67)
Other	0.8	0.2	0.6	(300)

Total charges	$1.1	$0.7	$0.4	57%

Other Expense and Income Tax Expense

Other expense for the three months ended September 30, 2016 decreased $0.1 million to $0.1 million compared to $0.2 million in the same period in 2015. This decrease is primarily the result of a decrease in foreign currency loss expense in the three months ended September 30, 2016 when compared to the same time period in 2015.

Income tax expense for the three months ended September 30, 2016 decreased $0.3 million to $0.1 million compared to $0.4 million in 2015. The $0.3 million reduction in income tax is primarily from lower Brazilian tax expense incurred on certain license and royalty revenue earned in Brazil in 2016 as compared to 2015.

Net Loss

Net loss increased by $0.9 million or 179%, to $1.4 million for the three months ended September 30, 2016 from a net loss of $0.5 million in the same period in 2015.

The increase in our net loss for the three months ended September 30, 2016, is primarily due to the increase in loss from operations of $1.2 million offsetting a reduction in income tax expense of $0.3 million and $0.1 million for other expenses when compared to the same time period in 2015.

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

Non-GAAP Adjusted EBITDA (dollars in millions)

	Three Months Ended September 30,
	2016	2015
Net loss	$(1.4)	$(0.5)
Provision for income tax	0.1	0.4
Depreciation and amortization	0.2	0.2
Stock-based compensation	0.1	0.3
Non cash implied license revenue	—	(0.2)
Loss on disposal	0.1	—

Total noncash addbacks, net	0.5	0.7

Non-GAAP Adjusted EBITDA	$(0.9)	$0.2

Non-GAAP adjusted EBITDA was a loss of $0.9 million for the three months ended September 30, 2016 and income of $0.2 million for the same period in 2015. The change in non-GAAP adjusted EBITDA loss for the period ending September 30, 2016 is primarily attributable to an increase in net loss of $0.9 million offset by lower income tax expense of $0.3 million and other expenses of $0.1 million as compared to the same period in 2015.

Results of Operations of the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Overview

Our general activity during the nine months ended September 30, 2016 was primarily focused on: growing revenue, orders and backlog of distributed wind turbines in key markets, especially Italy and the United States; continued expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; expansion of services offerings to include full turnkey wind turbine installations, and optimizing our supply chain and operating profile to improve our margins, and monetizing our utility assets.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues from Product Sales and Service, Technology Licensing and Technology Development decreased by $9.7 million, or 27%, to $25.8 million for the nine months ended September 30, 2016 from $35.7 million for the nine months ended September 30, 2015. Our overall backlog decreased by 33% to approximately $26 million at September 30, 2016 as compared to approximately $39 million at September 30, 2015. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Product Sales and Service	$24.6	$28.4	$(3.8)	(13)%
Technology Licensing	0.4	3.9	(3.5)	(90)
Technology Development	1.0	3.4	(2.4)	(70)

Total	$26.0	$35.7	$(9.7)	(27)%

Product Sales and Service

Product sales and service revenue decreased by $3.8 million to $24.6 million for the nine months ended September 30, 2016, from $28.4 million for the same period in 2015. The decrease in our Product Sales and Service revenue was primarily attributed to recognizing lower revenue on sales of our distributed-class turbines which totaled $20.5 million along with a decrease in sales of our non-turbine products which totaled $0.5 million for the nine months ended September 30, 2016 as compared to $23.9 million and $0.9 million for turbines and non-turbine products, respectively, for the nine months ended September 30, 2015. Declines in the distributed class and non –turbine revenue were exacerbated by a $0.9 million decrease in utility scale turbine revenue resulting from the sale of a prototype 2.2 MW unit during 2015. Related service revenue totaled $3.6 million for the nine months ended September 30, 2016 and $2.7 million for the same period in 2015.

During the nine months ended September 30, 2016, we executed 86 new distributed-class turbine sales orders. During the nine months ended September 30, 2015, we executed 113 new distributed-class turbine sales orders. Our deferred revenue balance associated with Product Sales and Service at September 30, 2016 was $4.4 million which is included in the backlog value disclosed above. At September 30, 2015, such balance was $9.6 million.

Technology Licensing Revenue

Technology licensing revenue decreased by $3.5 million to $0.4 million for the nine months ended September 30, 2016 from $3.9 million for the same period in 2015. This decrease is attributed to recognizing $0.4 million royalty revenues related to our licensing agreement with a significant customer, as the customer shipped fewer units in 2016. Our deferred revenue balance associated with Technology Licensing was consistent at $0 million as of September 30, 2016 compared to the same period in 2015.

Technology Development Revenue

Technology development revenue decreased by $2.4 million to $1.0 million for the nine months ended September 30, 2016 from $3.4 million for the same period in 2015. This decrease is attributed to a reduction in development work related to a contract with a significant customer. Our total deferred revenue balance associated with Technology Development was $0.1 million as of September 30, 2016. At September 30, 2015, such balance was $0 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively decreased by $4.9 million or 17% in the nine months ended September 30, 2016 to $23.7 million as compared to $28.6 million in the nine months ended September 30, 2015.

A comparison of our costs of goods sold and cost of services for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Product Sales and Service	$23.0	$27.0	$(4.0)	(15)%
Technology Licensing	0.1	0.3	(0.2)	(67)
Technology Development	0.2	0.8	(0.6)	(75)
Unallocated	0.4	0.5	(0.1)	(20)

Total	$23.7	$28.6	$(4.9)	(17)%

Product Sales and Service Cost of Goods and Costs of Service Sold

Product sales and service cost for the nine months ended September 30, 2016 decreased by $4.0 million to $23.0 million from $27.0 million for the same period in 2015. The decrease in product sales and service cost is primarily attributed to the recognition of a lower volume related to our distributed-class turbine sales and decreased sales of non-turbine products for the nine months ended September 30, 2016 as compared to the same period in 2015. Declines in distributed class and non-turbine product sales and services cost were exacerbated by a $0.9 million decrease in utility scale turbine cost resulting from the sale of a prototype 2.2MW unit during the first quarter of 2015. Our cost of goods sold was $20.7 million for product sales along with $2.3 million of related service costs for the nine months ended September 30, 2016 and $24.3 million for product sales and $2.7 million for related service costs for the same period in 2015.

Technology Licensing Cost of Service

Technology licensing cost of services for the nine months ended September 30, 2016 decreased by $0.2 million to $0.1 million from $0.3 million for the same period in 2015. The decrease reflects reduced costs associated with license revenue in the nine months ended September 30, 2016 as compared to 2015.

Technology Development Cost of Service

Technology development cost of services for the nine months ended September 30, 2016 decreased by $0.6 million to $0.2 million from $0.8 million for the same period in 2015. This decrease is related to decreased activity related to development of a 3.3 MW turbine and a decrease in development activity with other parties.

Unallocated

The costs from unallocated expenses for the nine months ended September 30, 2016 decreased by $0.1 million to $0.4 million from $0.5 million for the same period in 2015. This reflects lower depreciation and amortization cost for the nine months ended September 30, 2016 compared to the same period in 2015.

Segment Gross Profit (Loss) (dollars in millions)

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Product Sales and Service	$1.6	$1.4	$0.2	14%
Technology Licensing	0.3	3.6	(3.3)	(92)
Technology Development	0.8	2.6	(1.8)	(69)
Unallocated	(0.4)	(0.5)	0.1	20

Total	$2.3	$7.1	$(4.8)	(68)%

Product Sales and Service

Gross profit from product sales and service for the nine months ended September 30, 2016 increased by $0.2 million to $1.6 million compared to $1.4 million for the same period in 2015. This change was principally due to a decrease in sales of distributed-class turbines and non-turbine products of $3.8 million for the nine months end September 30, 2016, that was offset by a larger decrease in cost of goods sold of $4.0 million, principally due lower blade and supplier transition cost in the nine months ended September 30, 2016 compared to 2015.

Technology Licensing

Gross profit from technology licensing for the nine months ended September 30, 2016 decreased by $3.3 million to $0.3 million from $3.6 million for the same period in 2015. This change is principally due to lower revenue recognition of $3.5 million in 2016 from third party licensing and royalty arrangements partial offset by lower related cost of sales.

Technology Development

Gross profit from technology development for the nine months ended September 30, 2016 decreased by $1.8 million to $0.8 million compared to $2.6 million for the same period in 2015, principally due to lower revenues from contract technology development services provided to a significant customer and other third parties in 2015.

Unallocated

Loss from unallocated expenses for the nine months ended September 30, 2016 decreased by $0.1 million to $0.4 million from $0.5 million for the same time period in 2015, principally due to lower depreciation and amortization expense in 2016.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $0.5 million or 19% to $2.2 million for the nine months ended September 30, 2016 as compared to $2.7 million for the same time period in 2015. The decrease reflects the success of cost cutting efforts enacted at the end of 2015 and 2016.

Sales and Marketing

Sales and marketing expenses decreased by $0.8 million or 24% to $2.6 million for the nine months ended September 30, 2016 from $3.4 million for the same period in 2015. The decrease is principally due to $0.4 million reduction in employee and consulting expenses and consulting expenses along with $0.4 million in sales and marketing expenses from cost cutting efforts enacted during 2015.

General and Administrative Expenses

General and administrative expenses decreased by $1.6 million or 24% to $5.1 million for the nine months ended September 30, 2016 from $6.7 million for the same period in 2015. This decrease is principally due to a $0.6 million reduction in capital raising expenses, $0.6 reduction in compensation and benefits, $0.4 reduction in professional and consulting fees and $0.6 million reduction in other G&A expenses resulting from successful cost cutting efforts partially offset by an increase in severance expenses of $0.6 million for the nine months ended September 30, 2016 compared to the same period in 2015.

Loss from Operations

Our loss from operations increased by $1.9 million to $7.6 million for the nine months ended September 30, 2016 compared to $5.7 million for the same period in 2015.

Segment Income (Loss) from Operations (dollars in millions)

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Product Sales and Service	$(1.7)	$(2.4)	$0.7	29%
Technology Licensing	0.2	3.0	(2.8)	(93)
Technology Development	0.7	2.6	(1.9)	(73)
Shared Service	(4.7)	(7.0)	2.3	33
Unallocated	(2.1)	(1.9)	(0.2)	(11)

Loss from operations	$(7.6)	$(5.7)	$(1.9)	(33)%

Product Sales and Service

Loss from operations from product sales and service for the nine months ended September 30, 2016 decreased by $0.7 million to a loss of 1.7 million compared to $2.4 million for the same period in 2015, principally due to an increase in gross profit of $0.2 million and lower operating expenses of $0.5 million.

Technology Licensing

Income from operations from technology licensing for the nine months ended September 30, 2016 decreased by $2.8 million to income of $0.2 million compared to $3.0 million for the same period in 2015, due to a decrease in gross profit of $3.3 million from decreased revenue from license fees and royalties under our 2.X license agreement, partially offset by a decrease of $0.5 million in operating expenses in the nine months ended September 30, 2016.

Technology Development

Income from operations from technology development for the nine months ended September 30, 2016 decreased by $1.9 million to $0.7 million compared to $2.6 million for the same period in 2015, due to a decrease in gross profit of $1.8 million from decreased development revenue and a $0.1 million increase in operating expense in 2016.

Shared Services

Corporate shared general and administrative loss for the nine months ended September 30, 2016 decreased by $2.3 million to $4.7 million compared to $7.0 million for the same period in 2015 principally due to $0.6 million decrease in cost related to an uncompleted capital raise, a $0.5 decrease in consulting and professional fees, a $0.4 decrease in compensation and benefits cost, recruiting expenses of $0.2 million, a decrease in legal expenses of $0.2 million and a decrease in other corporate and shared services expenses of $0.4 million.

Unallocated

The loss from unallocated expenses for the nine months ended September 30, 2016 increased by $0.2 million to $2.1 million from $1.9 million as compared to the same period in 2015 principally due to $0.1 million reduction in gross profit loss, $0.3 million decrease in compensation and benefits offsetting $0.6 increase in severance expense.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions).

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Depreciation and amortization	$0.5	$0.6	$0.1	12%
Stock-based compensation	0.4	0.7	0.3	40
Other	1.2	0.6	(0.6)	(93)

Total charges	$2.1	$1.9	$(0.2)	(11)%

Other Expense and Income Tax Expense

Other expense for the nine months ended September 30, 2016 decreased by $0.1 million to $0.3 million from $0.4 million as compared to the same time period in 2015. This decrease is primarily the result of a decrease in foreign currency loss expense in the nine months ended September 30, 2016 when compared to the same time period in 2015.

Income tax expense decreased by $0.9 million to $0.3 million for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease is the result of lower Brazilian tax expense incurred on certain license and royalty revenue earned in Brazil in 2016 as compared to 2015.

Net Loss

Net loss increased by $0.9 million or 13%, to $8.1 million for the nine months ended September 30, 2016 from a net loss of $7.2 million for the same period in 2015. The increase in our net loss for the nine months ended September 30, 2016, is primarily due to the increase in loss from operations of $1.9 million offsetting a decrease in income tax expense of $0.9 million and other expenses of $0.1 million.

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

Non-GAAP Adjusted EBITDA (dollars in millions)

	Nine Months Ended September 30,
	2016	2015
Net loss	$(8.1)	$(7.2)
Provision for income tax	0.3	1.1
Interest expense	0.1	0.1
Depreciation and amortization	0.5	0.6
Stock-based compensation	0.4	0.7
Non-cash implied license revenue	—	(0.6)
Loss on disposal	0.2	0.1

Total noncash addbacks, net	1.5	2.0

Non-GAAP Adjusted EBITDA	$(6.6)	$(5.2)

Non-GAAP adjusted EBITDA was a loss of $6.6 million for the nine months ended September 30, 2016 and $5.2 million for the same period in 2015. The change in non-GAAP adjusted EBITDA loss is primarily attributable to an increase in net loss $0.9 million for the period ending September 30, 2016 as compared to the same period in 2015.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data (dollars in millions)

	Nine Months Ended September 30,
	2016	2015
Net loss	$(8.1)	$(7.2)
Net cash used in operating activities	(2.0)	(6.2)
Net cash used in investing activities	(0.2)	(1.3)
Net cash used in financing activities	(1.0)	0.0

Cash and Cash Equivalents

As of September 30, 2016, we had cash and cash equivalents of $3.2 million of which $0.3 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $5.7 million of which $0.3 million was held by a foreign subsidiary for the same period in 2015.

We have experienced recurring operating losses, had an accumulated deficit of $176.5 million. In addition, we have experienced recurring negative operating cash flows, which have resulted in a decrease in our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty.

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

For the nine months ended September 30, 2016, net cash used in operating activities decreased by $4.2 million to $2.0 million from $6.2 million for the nine months ended September 30, 2015. The decrease in cash used in operating activities for 2016 is primarily due to the net loss incurred partially offset by the effect of changes in assets and liabilities resulting in a cash inflow of $6.1 million. Included in these changes were a decrease of $5.7 million in deferred cost, an increase in customer deposits of $3.2 million, a decrease in accounts receivable of $2.1 million, offset by a $5.3 decrease in deferred revenue, and an increase in other balance sheet accounts $0.4 million. These changes in cash from operations were offset by $1.0 million payments on the revolving line of credit.

Investing Activities

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2016 as compared to $1.3 million for the same period in 2015. Cash used in investing activities consisted of purchasing certain equipment required to maintain operations.

Financing Activities

For the nine months ended September 30, 2016, net cash used in financing activities was $1.0 compared to net cash provided of $0 million for the nine months ended September 30, 2015. We had repayments of $5.1 million and borrowings of $4.1 million on our working capital revolving line of credit for the period ended September 30, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at September 30, 2016.

Contractual Obligations

As described below, our long-term debt obligations were zero as of September 30, 2016 and December 31, 2015. We have $1.9 million outstanding on our working capital revolving line of credit and a $0 million outstanding performance letter of credit and warranty guarantee, as of September 30, 2016, which is described below in the Comerica Credit Facility section. In addition, we have leased our headquarters and production facility which expires in June of 2019. Effective as of the second anniversary of the lease commencement (June 19, 2014), we have an annual right to terminate the lease without penalty. If we do not exercise our right to terminate the lease they have a total outstanding obligation of $2.1 million. We have not exercised the right to cancel the lease as of September 30, 2016.

Comerica Credit Facility

Our working capital line of credit is $2.0 million. This line is guaranteed by the U.S. Export-Import Bank, as well as by certain collateralized assets. As of September 30, 2016, we had $1.9 million outstanding on the working capital revolving line of credit. At September 30, 2016, we had a net maximum supported borrowing base of $0.1 remaining. In September 2016, we amended our foreign working capital revolving line of credit with Comerica to extend the maturity date of September 30, 2016 to December 31, 2017. The line of credit was reduced from $6.0 million to $2.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. The Company elected to reduce the amount to borrow under the line as a result of improvements in managing our working capital needs, specifically inventory management. All other significant terms of the line of credit remained the same. The renegotiated loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At September 30, 2016, there were no such performance and warranty guarantees outstanding.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At September 30, 2016, we had unencumbered liquid assets having a value of $5.4 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In connection with the closing of our second quarter of 2016, we identified a material weakness in our internal control over financial reporting. Specifically, our inventory reconciliation control was not properly designed as it did not include the reconciliation of all non-system generated entries recorded to the general ledger. The material weakness resulted in material misstatements of our inventory and costs of revenues balances and related disclosures, which were corrected in that filing. We have implemented changes to remediate this control deficiency, but for the near-term future, the matter described above will continue to constitute a material weakness in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.

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

Based on the evaluation of our financial reporting controls, our Principal Executive Officer and Principal Financial Officer concluded that, our financial reporting controls were not effective as of September 30, 2016. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) (File No.000-55184) filed with the SEC on July 25, 2016, the Company discloses that, on account of the delays in filing the 2015 Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 (the “Q1-2016 10-Q”) and June 30, 2016 (the “Q2-2015 10-Q”) (together, the “Delinquent Filings”), the staff of the Ontario Securities Commission issued a Failure to File Cease Trade Order (“FFCTO”), which halts all trading in the Company’s shares on the Toronto Stock Exchange until such time as the FFCTO is lifted. The Company filed its 2015 Form 10-K on July 25, 2016 and its Q1-2016 Form 10-Q on August 31, 2016. Upon the filing of the Q2-2016 Form 10-Q on September 14, 2016, we were up to date with our filings, and the FFCTO was subsequently lifted on September 16, 2016, at which point trading in the Company’s securities resumed

Furthermore, in connection with our preparation of our financial statements for the period ended June 30, 2016, our management identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

On April 13, 2016, on account of the Company’s delay in filing its Annual Report on Form 10-K for the fiscal year ending December 31, 2015 (2015 Form 10-K”), the Ontario Securities Commission (“OSC”) issued a Management Cease Trade Order (“MCTO”) temporarily halting trading in the Company’s shares by its CEO and CFO until such time as the Company’s filings were up to date and the MCTO was lifted. On August 25, 2016, the staff of the OSC informed the Company that it would recommend converting the MCTO to a Failure to File Cease Trading Order (“FFCTO”) if the Company did not, by August 31, 2016, file its Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 (together, the “Quarterly Reports”), each of which were delayed due to the delays in filing the 2015 Form 10-K. The Company filed its Quarterly Report for the quarter ending Mach 31, 2016 on August 31, 2016, but was unable to complete its Quarterly Report for the quarter ending June 30, 2016 (“Q2 Quarterly Filing”) by that date. As a result, on September 2, 2016, the OSC issued an order converting the MCTO to a temporary Failure to File Cease Trading Order (“FFCTO”) pursuant to which all trading of the Company shares will be suspended for as long as the FFCTO is in effect. Upon the filing of the Q2-2016 Form 10-Q on September 14, 2016, we were up to date with our filings, and the FFCTO was subsequently lifted on September 16, 2016, at which point trading in the Company’s securities resumed.

On September 7, 2016, our board of directors appointed Eric Larson to serve as our Vice President and Chief Accounting Officer. Mr. Larson has served as our Vice President and Corporate Controller since November 2014. Prior to joining Northern Power Systems Corp. Inc. he served as corporate controllers of Spire Corporation. Mr. Larson has over 25 years of experience in finance and accounting. He has held financial leadership positions at various companies across a variety of sectors, including CMGI, Biogen Idec, Aspect Software and Ernst & Young. Mr. Larson received his CPA certification in Massachusetts. He will serve as our principal financial officer and principal accounting officer in his role as Vice President and Chief Accounting Officer. We are not making any changes to his current compensation in connection with his appointment.

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

Northern Power Systems Corp. (Registrant)

Date: November 14, 2016	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
President and Chief Operating Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Eric Larson
Eric Larson
Vice President and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Principal Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Principal Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Principal Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.					**

101.SCH	XBRL Taxonomy Extension Schema Document.					**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					**

101.DEF	XBRL Definition Linkbase Document.					**

101.LAB	XBRL Taxonomy Label Linkbase Document.					**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					**

*	Furnished herewith
**	Submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015 and (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).