Form 10-K
period 2016-12-31
Northern Power Systems Corp.
filed 2017-03-31
CIK 1605997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of common shares held by non-affiliates of the registrant based on the price at which the common shares were last sold as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, and based on an exchange rate of CDN $0.77 per $1.00, was approximately $1.7 million. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

As of March 30, 2017, there were 23,613,884 shares of the registrant’s common shares, no par value, outstanding.

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 2016. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition or results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include statements about:

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

Company Overview

We are a provider of advanced renewable power generation and power conversion technology for the distributed energy sector. We design, manufacture and service a suite of proven permanent magnet direct-drive (“PMDD”) wind turbine platforms for the distributed wind market, as well as power converters for battery energy storage applications. We are now developing integrated energy storage solutions to provide end users with turn-key distributed energy solutions. Historically we licensed our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers. In October 2016 we completed the transfer of these technology rights to one of our partners, which will enable us to focus our efforts on the distributed energy segment. With our predecessor companies dating back to 1974 we have decades of experience in developing proven innovative energy solutions in the power generation and conversion space.

Our PMDD wind turbine technology is based on a simplified architecture that utilizes a unique combination of a permanent magnet generator and direct-drive design. The permanent magnet generator provides higher efficiency and higher energy capture than units that utilize a traditional gearbox design. Importantly, our direct-drive turbine design requires significantly fewer moving parts than traditional geared turbines, which increases reliability due to reduced maintenance and downtime costs. Since our early days of pioneering this technology, PMDD has become an industry standard.

The substantial majority of our current sales are in the small wind subset of the distributed wind market, which is commonly known to consist of turbines with rated capacities of 500 kW output or smaller. Based on the number of turbines that we have sold and installed to date, we consider ourselves a leader in the U.S., U.K., and Italy in the largest sub-segment of this market in terms of energy output, turbines ranging in size from 50 kW to 100 kW. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 600 of these turbines. To date, these units have run for over fourteen million hours in the aggregate. Our distributed wind customers include financial investors and project developers, but also the end users themselves in application that provide power for farms, schools, municipalities, small business, remote villages, and U.S. military installations.

We had developed a 2 MW turbine platform with three wind-speed regime variants based upon our PMDD technology, of which the 2.3 MW variant is certified to International Electrotechnical Commission, or IEC, standard 61400-1 by Det Norske Veritas, or DNV, a globally recognized certification firm.

On October 26, 2016, we entered into a definitive agreement for WEG Electric Corp. and WEG Equipamentos Elétricos S.A. (collectively, “WEG”), a former licensor of our 2 MW turbine platform to acquire certain of our utility wind assets. Under the agreement, the proven utility scale direct drive technology we developed for applications over 1.5 MW will be solely owned by WEG and its affiliates. All related assets and liabilities, including the patent portfolio for utility wind applications greater than 1.5 MW and the engineering team largely responsible for developing this technology, was acquired by WEG. WEG will continue to compensate us under the existing arrangement paying royalties for sales in South America resulting in future payments of up to approximately $10.0 million, of which a minimum of $3.0 million were guaranteed and have been collected. Additionally, should WEG be successful in its plans to expand it utility wind business internationally, it will pay us up to $17.5 million in royalty payments over the next decade for turbines shipped anywhere outside of its current market in South America.

Regarding the power electronics side of our business, we have been developing our power converter technology since the early 2000s. Our capabilities in this area resulted from the complex power conversion technology required for wind power generations. We currently sell our MW power converters for a range of applications under the branded name of FlexPhase. Our power electronics products are incorporated into our distributed wind turbines, and also sold independently for use in microgrids and energy storage projects. Our FlexPhase products are modular in nature allowing for a common platform to service multiple applications. As of December 31, 2016, we have deployed over 155 MW of products based on this technology, primarily in connection with our wind turbine designs. Currently, we are actively commercializing sales of our power converters products as part of integrated battery energy storage systems (“BESS”), working with various battery manufactures and systems integrators.

In addition to wind turbine and productized energy storage solutions, we are capable of providing technology development services to customers for more complex energy storage, microgrid, and grid stabilization situations. While we do not focus on this as a part of our core business, these capabilities and expertise serve as a differentiator for our company with our customers.

For the years ended December 31, 2016 and 2015, we generated $35.9 million and $54.0 million in revenue, respectively. For the years ended December 31, 2016 and 2015 we incurred net losses of $8.9 million and $7.8 million, respectively.

We are headquartered in Barre, Vermont, and lease additional office space in Burlington, Massachusetts, Zurich, Switzerland, Bari, Italy, and Cornwall, U.K. We were originally incorporated in Delaware on August 12, 2008 as Wind Power Holdings, Inc., or WPHI. In February 2014, WPHI filed a Registration Statement on Form 10 (File No. 001-36317) with the SEC to register the shares of common stock of WPHI, which became effective on June 3, 2014. On April 16, 2014, we (as WPHI) completed a reverse takeover transaction, or RTO, with Mira III Acquisition Corp., or Mira III, a Canadian capital pool company incorporated in British Columbia, Canada, whereby all of the equity securities of WPHI were exchanged for common shares and restricted voting shares of Mira III, which became the holding company of our corporate group. In connection with the RTO, Mira III changed its name to Northern Power Systems Corp., the WPHI business became Mira III’s operating business, and the WPHI directors and officers became Mira III’s directors and officers.

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

Our Products and Services

We have had three operating business lines, which include product sales and service, technology licensing, and technology development, in addition to a shared services segment.

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

Our third generation of turbines has a larger swept area and superior aerodynamic blade technology over our previous models, which, based on our engineering modeling, yields improvements in energy capture of approximately 15% over our second generation turbine. It also reduces our customers’ total cost of ownership as the cost of installation has reduced. In addition, we designed the turbine nacelle to be smaller and require fewer components, and as such it reduced our costs to produce the turbines.

Our customers are typically responsible for installing turbines they purchase from us, and we generally perform commissioning services to ensure that the turbine has been properly installed and is ready to begin generating power upon installation. We also provide, through our employees or contract with third-party professional full scope installation as an additional service offering. We typically provide a two-year warranty for our wind turbines that commences after commissioning and offer three more years of extended warranty for an additional charge. During the warranty period, we monitor the turbines 24 hours a day and cover parts and labor for unscheduled repairs and replacement.

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

We may offer annual availability guarantees to customers who exceed minimum unit purchase requirements and purchase an O&M agreement. The offer guarantees annual availability as a percentage of total possible availability adjusted based on factors including downtime for scheduled maintenance, grid unavailability, and wind speed and weather conditions falling outside of operation range. We may also guarantee power output levels at varying wind speeds. The settlement of claims against the guaranty may take the form of liquidated damages or discounts on future product purchases. To date, we have not had to pay any significant monetary damages for non-performance or underperformance.

Utility Wind

To serve the utility wind market, we had developed a platform of turbines with different power ratings in the 2 MW range and different rotor sizes designed to meet customer requirements in a range of wind classes, which were marketed under the name NPS 2.X. Two prototypes of our 2.3 MW turbine, which has received type certification to IEC standard 61400-1 from DNV, were sold and installed to operators of a Michigan wind farm. Based on the success of our prototypes, in 2013, we entered into a strategic partnership with WEG pursuant to which we licensed our 2.1 MW, 2.2 MW and 2.3 MW turbine designs to WEG in Brazil on an exclusive basis and in the rest of South America on a non-exclusive basis.

On October 26, 2016, we entered into a definitive agreement for WEG to acquire certain of our utility wind assets. Under the agreement, the proven utility scale direct drive technology we developed for applications over 1.5 MW will be solely owned by WEG and its affiliates. All related assets and liabilities, including the patent portfolio for utility wind applications greater than 1.5 MW and the engineering team largely responsible for developing this technology, was acquired by WEG. WEG will continue to compensate us under the existing arrangement paying royalties for sales in South America resulting in future payments of up to approximately $10.0 million, of which a minimum of $3.0 million were guaranteed and have been collected. Additionally, should WEG be successful in its plans to expand it utility wind business internationally, it will pay us up to $17.5 million in royalty payments over the next decade for turbines shipped anywhere outside of its current market in South America.

Power Converters, Energy Storage Solutions

In addition to wind turbines, we are commercializing sales of our power converters based on our proprietary FlexPhase technology for complex energy applications ranging from 250 kW to over 5 MW. These energy applications include both grid-connected and off-grid energy storage markets as well as microgrid applications, grid stabilization and power quality enhancement. FlexPhase is our modular power converter platform and uses a proprietary architecture to reduce stress on critical power components. We have upgraded our FlexPhase converter platform such that it can better integrated into BESS applications.

In 2016 we commenced commercializing integrated energy storage solutions with certain battery storage technology partners. Our primary focus is to develop integrated solutions involving their battery technology and management software with our FlexPhase converters, controls expertise and ability to provide full-scope installation services. Currently we are seeing areas in the North America market where the demand for such offerings is evolving. This is a more nascent market for us and as such we will continue to evaluate our investment, approach to market and partners in this space.

Services

We provide technical support for our SmartView supervisory control and data acquisition system. SmartView is a remote monitoring and control system which we developed to allow users to monitor and manage system operation, issue control commands, respond to faults and alarms, and capture energy system data.

Technology Licensing

WEG Equipamentos Elétricos S.A.

Before the sale of our utility wind assets in October 2016, we had a license agreement with WEG in which we provided WEG with the designs for our 2.1 MW, 2.2 MW and 2.3 MW wind turbines in the South American market. Our contract with this customer provided for payment of $3.4 million in milestone-based license fees. The Company also expected to recognize approximately $10 million to $15 million in revenue for royalties on turbines shipped by WEG over a period of time not to exceed ten years for the license of our 2.X MW platform exclusively in Brazil and non-exclusively in the rest of South America. Prior to the sale that was discussed above, WEG had paid the Company $3.4 million in license fees and approximately $2.4 million in royalties. We completed a number of technology transfer milestones under the agreement, and WEG had accumulated a backlog of orders comprising over 600 MW of turbine installations for the sale of turbines built using our design.

Technology Development Services

Our engineering team has provided technology development services that are targeted to the global wind power market as well as other advanced energy markets. Our team of engineers has expertise in the power systems and wind turbine design, manufacturing and deployment experience with core competencies in power electronics, testing, and diagnostics. Applications of our technology development services have included energy storage, microgrids, and grid stabilization and have been delivered to a wide range of industries. When we have provided these services, our customers have typically owned the developed technology for a limited field of use, but we typically maintain a license for all other applications and all other markets.

In February 2014, we entered into a development agreement with WEG to design and develop a 3.3 MW wind turbine. The development agreement provided for milestone-based development fees payable to us by WEG. This agreement was cancelled as part of the utility asset sale to WEG discussed above.

Shared Services

Our shared services segment represents our general and administrative departments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Conduct Our Business — Shared Services.”

Wind Industry Overview

Wind power has been one of the fastest growing sources of electricity generation globally over the past decade. The Global Wind Energy Council, or GWEC, in its Global Wind Statistics 2016 report, states that installed capacity of wind power deployments globally has increased more than 300% since 2008. Furthermore, according to the U.S. Department of Energy, or the DOE, 2015 Distributed Wind Market Report, between 2003 and the end of 2015, over 75,000 wind turbines were deployed in distributed application across all 50 states, Puerto Rico, and the U.S. Virgin Islands, totaling 934 MW in cumulative capacity. In 2015, 28 states added 28 MW of new distributed wind capacity, representing 1,713 units and $102 million in investment. The growth in the industry is largely attributable to increasing cost competitiveness with other power generation technologies and growing public and governmental support for renewable energy driven by concerns regarding the security of conventional fossil fuel energy supply, as well as the environmental benefits of wind power. National targets for wind and other renewables are also driven by individual countries’ efforts to produce energy domestically, increase employment, build domestic industries, and replace other forms of power generation, such as coal and nuclear.

As global demand for electricity generation from wind power has increased, technology enhancements — supported by government incentives — have yielded increased power output while the cost of wind power has dropped by more than 90% since the 1980s, according to the Revolution Now 2016 Update (September 2016) report, or the Revolution Now report, by the DOE. According to the Renewables 2016 Global Status Report, or the 2016 Renewables Report, published by the Renewable Energy Policy Network, or REN21, wind power is playing a major role in power supply in an increasing number of countries, including: China, the U.S., Germany, India, Spain, the U.K., Canada and France. The majority of this wind power expansion is currently being driven by installations of utility-class wind turbine farms. These farms generate electricity to feed into the electrical grid, supplying a utility company with energy that can be sold to customers. The utilities that purchase such power still have additional costs to deliver the electricity to the source of use. As such, utility-class power costs are measured as only costs to generate power.

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

A subset of the distributed wind market is the small wind market, with small wind turbines commonly defined as those with rated capacities between 1 kW and 500 kW. We currently sell distributed wind turbines with rated capacities of 60 kW and 100 kW. We estimate that our current target addressable market in distributed wind is approximately 50% of the market in Italy and 20% of the market in the U.K. and in the U.S. We believe there are addressable geographic markets for our distributed wind products outside of these three geographic markets, and to date have sold products in certain of these other geographies such as the Caribbean and South Korea, but we are not able to estimate the size of these markets.

Both utility and distributed wind energy generation have seen comparable improvements in technology driving their cost effectiveness and expanding adoption.

Key Drivers of Demand for Wind Power and Power Systems

We believe the following factors have driven, and will continue to drive, the growth of wind power globally:

Requirement for New Electricity Generating Capacity

The IEA in its World Energy Outlook 2016 Factsheet says that as a result of transformations in the global energy system taking place over the next several decades and with the current low natural gas price environment, along with the increased sensitivity regarding environmental concerns, it is expected that natural gas and renewable energy, including wind power, will be the future choice for new electricity generating capacity.

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

Currently there are certain feed-in-tariff regimes in Italy, the U.K. and Indiana, U.S. supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our distributed-class turbines well suited for these installations, our orders for distributed-class turbines continues to be strong. Published information from the U.K. indicates that the feed-in-tariff rates and deployment caps by rated capacity have declined as recent as January 1, 2017 and will decline further on a quarterly basis. The Italian authorities have extended the feed-in-tariff until December 31, 2016 with an ability to grid connect turbines and an eligibility to the current feed-in-tariff until June 30, 2017.

With bipartisan support the Renewable Electricity Production Tax Credit (PTC) phasedown has been enacted. These tax credits are now being phased out on an 80-60-40 schedule, ending after 2019. Eligible properties, generally personal, that begin construction before December 31, 2018, December 31, 2019 and December 31, 2020 will have their Investment Tax Credit (ITC) amounts reduced from 24%, 18% and 12% thereafter.

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

Global Commitment to Reduce Climate Change

Growing Environmental Concerns

The growing concern over the environmental consequences of greenhouse gas emissions has contributed to the growth of wind power generation. According to the World Meteorological Organization, 2016 ranked as the warmest year on record, and sixteen of the seventeen warmest years have all occurred in the 21st Century. Among the largest emitters of greenhouse gases in the world, the U.S. and the E.U. have experienced growing awareness of climate change and other effects of greenhouse gas emissions, which has resulted in increased demand for emissions-free electricity generation. As an emissions-free electricity source, wind power is an attractive alternative that is capable of addressing these growing environmental concerns. Globally, GWEC, in its Global Wind Energy Outlook 2016, estimates that annual reductions in CO2 from existing wind power plants were about 521 million tons in 2015. By 2030 wind power could reach 2,110 GW, and supply up to 20% of global electricity, crating 2.4 million new jobs and reducing CO2 emissions by more than 3.3 billion tons per year, and attract annual investment of about €200 billion.

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

During the U.S. presidential election campaign, President Trump made comments suggesting that he was not supportive of various clean energy programs and initiatives including the U.N. Framework Convention on Climate Change in Paris, designed to curtail global warming. It remains unclear what the Trump Administration will or will not do with respect to these programs and initiatives.

Increasing Obstacles for Conventional Power Projects

Coal and nuclear power projects continue to face significantly increasing capital costs due to steep environmental hurdles and regulatory uncertainty. These hurdles range from complications relating to the disposal of spent fuel to concerns over operational safety and the need to fulfill carbon control requirements. Wind power, in contrast, does not create solid waste by-products, emit greenhouse gases or deplete non-renewable resources during operation, and, as a result, is an attractive alternative to fossil fuel-fired power projects. The USEIA in its Annual Energy Outlook 2016 examined its Reference case and projected that electricity consumption will increase at an average annual rate of 0.4% from 2015 to 2040, nearly in line with expected population growth. Continuing a recent trend toward lower levels of carbon-intensive generation, natural gas and renewable generation meet almost all of the increase.

Wind and solar generation account for nearly two-thirds of the growth in renewable generation. Solar is the fastest-growing renewable generation source, but wind accounts for the largest absolute increase in generation. Wind becomes the single largest source of renewable generation by 2040, supplanting hydropower as the largest renewable generation source.

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

Price of Other Renewables

As highlighted the Bloomberg New Energy Outlook 2016, LCOE for renewables, including distributed wind and solar, continues to decrease while the same measure for fossil fuel increases. The LCOE — which includes the capital, operating, and any financing costs of an NPS 100 kW wind turbine over at least a 20-year operating life — has reached parity or better with electricity purchased from the grid. As highlighted in the Bloomberg New Energy Outlook 2016, looking out to 2040 wind and solar costs drop. These two technologies become the cheapest ways of producing electricity in many countries during the 2020s and in most of the world in the 2030s. It is expected that onshore wind costs fall by 41% by 2040.

Our Strategy

We are focused on being a leader in the commercialization of distributed-wind turbines, and strategically leveraging our proprietary technology by expanding our product offerings in power generation and power conversion. Key elements of our strategy include:

Continuing to drive sales growth in distributed wind

We intend to expand our business in the growing distributed wind power market, by improving the economics of our product offerings for our customers and deepening our relationships with our existing customers as well as adding new customers. In addition, we plan to capitalize on the growth opportunities for distributed wind power by furthering our technology leadership, assisting in third-party financing solutions, and customizing our offerings to efficiently reach targeted new geographies.

Pursue growth opportunities for power conversion product line

We have developed and qualified our FlexPhase modular power converters to meet varying energy management and storage system needs by engineering a highly flexible, modular system architecture and integrating scalable controls. Since these power converters were developed under constrained spatial specifications, they have greater power density and represent more advanced technology than most utility-scale power converters currently in the market. As a result, we believe that our power converters can be adapted to a wide variety of applications. Going forward, we intend to continue to customize our proprietary power conversion technology for developing applications and market our products to pursue revenue opportunities outside of use in wind turbines, such as the battery energy storage system (BESS) market. With the increase in use of renewable energy coupled with the improved price and performance of batteries, the need for battery energy storage is growing and we are pursuing opportunities to use our FlexPhase technology to address this need. These energy applications include both grid-connected and off-grid energy storage markets, as well as microgrid applications, grid stabilization and power quality enhancement. We are currently working with advanced battery technology suppliers and energy management companies to cost-effectively market our products and technologies in BESS and related markets. As we proceed, we will continue to review our performance within these applications and markets to determine the appropriate level of resources we commit.

Maintain our technology leadership and expand our intellectual property position

We believe that we have established technology leadership through decades of experience in designing, manufacturing, and deploying wind turbines ranging in size from 60 kW to 2.3 MW, all of which utilize our PMDD technology. This technology leadership resulted in over 85 patents and patent applications worldwide covering power electronics, generator and turbine design, turbine servicing, manufacturing methods, energy storage and turbine operation, and further includes significant copyrights, know-how and trade secrets in these fields. As part of the utility wind asset sale on October 26, 2016, WEG acquired the portion of this technology and associated intellectual property directed to utility wind scale products of greater than 1.5 MW, and has licensed us back under patents and other intellectual property assigned for all other uses. We currently own 29 patents and patent applications, throughout the world.

Optimize supply chain management

We will continue to build our supplier network by identifying new suppliers, directly or through relationships established by our strategic partners, and working with our existing suppliers to develop relevant technological advancements. In addition, we intend to continue to target an optimal balance between in-house production and sourcing from external suppliers. We expect that these supply chain initiatives, in combination with our engineering efforts, will continue to reduce the cost to manufacture our products, lower our customers’ overall costs, and permit us to gain access to new markets that are not dependent on incentive programs or other government policies.

Our Competitive Strengths

We believe that the following strengths enable us to compete effectively in the wind power technology and renewable energy industries and to capitalize on the growth of those industries.

Extensive Research and Development Expertise

Over the past several decades, we have developed a broad portfolio of intellectual property. Notable technologies we have developed include our highly efficient, but low cost, permanent magnet generator, our modular turbine design, our full power converter, and our voltage stabilization capabilities. In addition, we have expanded our capabilities by offering development services in the renewable energy sector for a variety of complex energy applications, including energy storage, microgrids, and grid stabilization. Our engineering team has worked together extensively in designing and building turbines ranging in size from 60 kW to 2.3 MW, as well as power conversion systems for turbines and other applications. Going forward, we expect to leverage our core research and development capabilities to pursue continued advances in our current products as well as the development and refinement of new products and applications.

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

Our FlexPhase power converter technology is based on a modular architecture that is configurable for a wide range of energy storage usages including lithium-ion, lead acid, flow battery chemistry, aqueous chemistries, flywheel and ultacompacitors. The configurable nature of the platform will enable Northern Power to pursue business with a wide range of OEM’s without incurring excessive R&D expenses to support the different technologies. The FlexPhase platform is also compact, efficient, and serviceable, all of which make it attractive for integration with a broad range of technologies.

Robust Products

Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 600 of these turbines, which have run for over fourteen million hours in the aggregate. Our fleet of warranted turbines is performing at greater than 98% availability. We engineer our wind turbines to withstand a variety of harsh conditions in severe environments, such as those in Alaska, the Caribbean and Scotland, by designing in features such as reinforced blades and a triple braking system. For example, certain turbines of our distributed wind fleet have several million run time hours without incident despite being in locations that have experienced hurricane speed winds, including two of our turbines installed on an island in the Bahamas that withstood winds of over 107 miles per hour during Hurricane Irene in 2011 and again in 2012 during Hurricane Sandy. More recently, several of our turbines continued performance through both Hurricane Matthew in the Caribbean, as well as Typhoon Chaba in the Jeju region of South Korea, and then returned to normal operation, as designed. In addition, the Arctic models of our turbines operate safely in temperatures as low as -40°F during the winter months and have special design and safety features to assure high levels of uptime even at such extreme temperatures. Therefore, we believe that our products are well-suited for reliable operation in nearly all environments.

Established Customer Relationships with Large Developers

We serve a global customer base for our distributed-class wind turbines that includes project developers and financial investors, primarily located in the U.K. and Italy. We have developed deep customer relationships with a number of our customers, each of which has extensive experience developing wind and other renewable energy projects in Europe, and we expect these customers will continue to have strong demand for our products in near- and medium-term to take advantage of the feed-in-tariff programs. With our track record of on-time delivery and our turbines’ successful operating history, which is a direct contributor to our customers’ ability to finance the purchase of our turbines, we believe we will continue to generate substantial orders from existing and future customers.

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

We continue to be a leading provider of permanent magnet direct-drive turbine in the distributed wind market. Furthermore, we believe that our utility-class permanent magnet generators, now marketed by WEG for applications over 1.5 MW, have three primary advantages over other utility-class permanent magnet technology:

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

Customers

Our distributed wind customers include financial investors and project developers, but also the end users themselves in applications that provide power for farms, schools, municipalities, small businesses, remote villages, and U.S. military installations.

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

For the year ended December 31, 2016, ElectroGroup accounted for approximately 11% of our total revenues. For the year ended December 31, 2015, WEG and CWE Norwin LTD accounted for approximately 18% and 12%, respectively, of our total revenues.

Competition

In domestic and international markets for renewable energy sources served by wind energy, we face competition from companies offering various types of wind turbines.

Our primary competitors in the distributed wind market are GHRE, ESPE and other emerging market entrants. We also compete with several smaller providers of distributed-class wind products including C&F, Criel, Enerwings, EolArt, Ergo Wind, Greenstorm, Orenda, Polaris, Rago, Stoma, Svecom PE, WES, Xant and Xzeres. We may face increased competition in the future, including from large, multinational companies with significant resources.

In the area of power converter systems (PCS) or inverters for energy storage or for energy storage systems (ESS) which includes controls and other balance of system elements to support batteries Northern Power competes against the following companies; Dynapower, Parker, ABB, Siemens, Ideal Power, Princeton Power, Eaton, S&C Electric, SMA, and others. These competitors are primarily for power electronics or energy storage systems in 250kW to 1000kW configurations which in some cases will be used for multi-megawatt projects.

With respect to our wind turbine products, we also face competition from other sources of renewable energy, such as solar, hydro, biomass, wave and geothermal, and from conventional energy sources, including natural gas, oil, and nuclear.

Intellectual Property

Our intellectual property portfolio includes 29 patents and patent applications worldwide, know-how, copyrights, registered trademarks and trade secrets, covering many aspects of our products including power electronics, generator and turbine design, energy storage and turbine operation. We recently assigned 58 patents and patent applications to WEG as part of the utility wind asset sale, and received a license back to make, use and sell distributed wind products, and utility wind products of 1.5 MW or less, covered by these patents. Our currently issued patents expire on dates ranging from July 2022 to July 2032. We believe our current patent portfolio, our patent license from WEG, and our expected ability to obtain licenses from other parties to the extent necessary, along with our other intellectual property protections noted below, will provide us with sufficient proprietary rights to develop and sell our products.

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

Employees

As of December 31, 2016, we had 71 full-time employees, a decrease of 24 full-time, or approximately 25%, from December 31, 2015. The major part of this reduction was due to the transfer of engineers to WEG as part of the sale of the utility scale business assets. We also rely on temporary hourly employees to staff our manufacturing operations at levels targeted to meet our production needs during any given period. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any employee-initiated work stoppages and we consider our relations with our employees to be good.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Part II, Item 8 of this Annual Report on Form 10-K.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations portion of our website (www.northernpower.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated by reference. In addition, our filings with the SEC may be accessed through the SEC’s EDGAR system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A.	Risk Factors

You should carefully consider all of the information in this Annual Report on Form 10-K, including the risks and uncertainties described below, any of which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risk Factors Related to Our Operating Business

We have incurred significant operating losses since inception and may not be able to achieve, or maintain profitability.

With a few exceptions, we have incurred operating losses each of our previous quarters, including a net loss of $8.9 million for the year ended December 31, 2016 and an accumulated deficit of $177.3 million as of December 31, 2016. We may not be able to generate operating income and we could to continue to incur net losses for the foreseeable future. In the reporting period covered by this Annual Report on Form 10-K and to date, we have encountered business challenges disclosed in these risk factors that have contributed to our operating losses, including currency fluctuations that have made our prices less competitive in certain global markets, uncertainty surrounding certain tariff regimes relied upon by international customers, and challenges with our suppliers resulting in difficulties getting additional cost out of our products. Our ability to be profitable in the future depends upon the continued implementation of successful strategies to address these business challenges.

Our ability to be profitable further depends upon continued demand for our distributed-class wind and power technology products and services. In addition, our profitability will be affected by, among other things, our ability to develop and commercialize next generation product offerings and enhance existing products. We could incur significant operating costs relating to our research and development initiatives for our new and existing products, and for the expansion of our sales and marketing operations as we add additional sales and business development personnel and increase our marketing efforts. Furthermore, we may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. We may fail to generate revenues in the future. If we cannot attract a significant number of purchasers for our distributed wind and power technology products, we will not be able to generate any significant revenues or income. If we continue to incur significant operating losses and fail to generate significant revenues, we will not have the money to pay our ongoing expenses and we may be required to restructure our business or go out of business. These conditions among others raise substantial doubt about our ability to continue as a going concern, unless additional financing is obtained in the near future. The Company evaluated these conditions as well as actions taken in 2016 to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, we are expanding our service offerings to include full turnkey wind turbine installations and have increased sales staff to expand into additional markets, especially the U.S. The Company believes that the actions taken have alleviated the substantial doubt about the Company’s ability to continue as a going concern.

We will require additional financing, including equity or debt offerings, to continue expansion of our operations. Funding from these sources may be limited, unavailable, or not available on favorable terms. There is no assurance that we will be successful developing markets to further monetize our distributed wind and power conversion products and technology. There are no assurances that we will succeed in obtaining funds in sufficient amounts to proceed with our strategy when capital is needed. If such capital and financing cannot be obtained for any reason, we may not be able to proceed with our business plans and may be required to scale back our strategic initiatives or reduce the size of our organization.

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

We have commenced selling our power converters into the developing battery energy storage market. We face competition in this market by larger and more well established power converter suppliers. Although we believe that our converters offer superior performance attributes to those of our competitors and we have identified a pipeline of customers, these sales cycles are long and unpredictable making our ability to predict when such sales will occur difficult.

Wind turbine sales in the regions in which we currently sell our turbines are affected by seasonal variations and the timing and availability of government incentive structures. To satisfy the delivery schedules, we generally manufacture and sell most of our wind turbines during the second and third quarters of each year for delivery and installation in the third and fourth quarters. This schedule is due primarily to variations in the weather conditions in the northern areas where we supply most of our wind turbines.

We maintain a sizable backlog and the timing of our conversion of revenue out of backlog is uncertain.

Our backlog is subject to unexpected adjustments and cancellations and thus may not be timely converted to revenue in any particular fiscal period or be indicative of our actual operating results for any future period. Although we have not experienced significant cancellations in 2015 and 2016, there can be no assurances that customers will not face challenges in the future and cancel some or all of their orders. We have managed past order cancellations by curtailing production at our Barre, Vermont facility and closely monitoring inventory levels to conserve cash, but this left underutilized manufacturing overhead in product cost, which lowered our gross margins. Our inability to convert backlog into revenue, whether or not due to factors within our control, could adversely affect our revenue and profitability.

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

Wind power companies, and manufacturing companies generally, are capital intensive businesses. To fulfill the product delivery requirements of our customers, we plan for working capital needs in advance of customer orders. If we experience sales in excess of our estimates, our working capital needs may be higher than those currently anticipated. Our ability to meet this excess customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages, since it is likely that cash flow from sales will lag behind these investment requirements. Our capacity to borrow under our current working line-of-credit, is guaranteed by the U.S. Export-Import bank and is subject to restrictions based upon U.S. content of our products, as well as the balance of our accounts receivables and inventory meeting certain conditions. Our ability to obtain this guarantee would be impacted if we source products in lower cost foreign countries. Our current working line-of-credit with Comerica Bank, or Comerica, expires in December 2017, if we are unable to renew this line-of-credit under similarly favorable terms, this could impact our ability to meet customer demand or pursue other strategic initiatives.

Our international expansion efforts are impacted by foreign currency fluctuations, which could harm our profitability.

As part of our international expansion, a significant amount of our sales transactions in 2016 was euro while the majority of our costs were denominated in U.S. dollars, that trend could continue in 2017. In addition, we have and expect to continue to be entering into extended duration operations and maintenance contracts, which obligate us to perform services in the future based upon currently negotiated non-U.S. dollar denominated pricing terms. Although we have pursued certain economic hedging strategies, including increasing our euro-denominated costs and entering into financial hedging strategies, we may experience negative economic exposure of currency movements and there can be no assurance that we can execute effective strategies to control this exposure in the future. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro and sterling, could have an adverse effect on our revenues and delay our achieving profitability.

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

We experience significant competition in the distributed wind market, particularly in Italy and the U.K. Our primary competitors in the distributed wind market are GHRE, ESPE and other smaller providers and emerging market entrants. The wind turbines being offered by competitors are typically offered with lower upfront pricing. In early 2014, we introduced a lower cost but higher energy output product in the market to compete more effectively on price while still maintaining high durability and reliability. We may experience lower gross margins than forecast if we cannot maintain a price premium for our products and may be unable to successfully compete against lower-cost competitors. We may also face increased competition in the future, including from large, multinational companies with significant resources who may also be able to scale production and provide similar products at lower costs. Our inability to successfully compete against better capitalized companies or raise sufficient capital in the form of equity or debt to effectively complete may adversely affect our business, operations and revenue.

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

Strategic partnerships are essential to our business growth and the inability to secure these relationships could adversely impact revenue and operations.

Expansion of product sales is dependent on our ability to effectively create partnerships to help sell our distributed wind and power converter products. If these partnerships cannot be identified and effectively developed and executed both domestically and internationally, our ability to expand our distributed wind and power converter markets will be impacted.

To gain access to certain target markets and customers, we are pursuing strategic partnerships with various companies with complimentary expertise, particularly in the battery energy storage technology. The aim of such strategic partnerships is to reach and to collaborate on power solutions for potential customers in the U.S. as well as parts of Europe and Asia. By expanding into a new product line, we must divert certain internal resources from our core business of wind turbines to design and produce the power converter line of products and to develop the business channels required to translate into sales. If these strategic partnerships fail to materialize or if our efforts fail to produce the level of sales anticipated, our business could be materially affected.

Our inability to develop new markets for our power converters could adversely impact our business, revenue and operations.

We have been developing our power converter technology since the early 2000s. Historically we have supplied these products as part of our distributed wind and utility class turbines. We are actively seeking to commercialize sales of our power converters outside of the wind industry, such as the battery energy storage system and microgrid project markets. Entering new markets beyond the wind industry involve significant risks and uncertainties, including the possible lack of demand or acceptance of the product, distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues we have not discovered in evaluating this market opportunity. Because entering new markets is inherently risky, no assurance can be given that our efforts to enter new markets with our power conversion products will be successful and will not materially adversely affect the Company’s financial condition and operating results. We have not traditionally sold products outside of the wind industry. There can be no assurance that our power converters will achieve market acceptance beyond the wind industry. In addition, potential customers for our power converters in the battery energy storage system and microgrid project market generally impose very high quality and reliability standards, which often change and may be difficult or costly to satisfy. Any inability to acquire new customers or satisfy customer quality and reliability standards or comply with standards and technical requirements may adversely affect demand for our power converter products and our results of operations.

The success of our strategic transaction with WEG is dependent on WEG’s ability to operate effectively in South America and other territories.

In 2016, we completed a strategic transaction with WEG pursuant to which WEG acquired some of our utility wind assets, including a patent portfolio for utility wind greater than 1.5 MW. Under the transaction agreement, WEG agreed to pay royalties to us for sales in South America resulting in future payments of up to approximately $10.0 million, of which $3.0 million are fixed payments. Additionally, WEG agreed to pay us up to $17.5 million in royalty payments over the next decade for turbines shipped anywhere outside of South America. The success of this strategic transaction with WEG will depend on WEG’s future success in the manufacture and sale of turbines utilizing this platform in these territories. We have no control over WEG’s decisions regarding investment in manufacturing infrastructure or sales and marketing efforts relating to these designs. Any inability of WEG to manufacture and sell of our turbines in South America or elsewhere may adversely affect our results of operations.

The success of our strategic transaction with WEG, in part, will be subject, to risks associated with WEG’s operating in South America, particularly Brazil. The Brazilian and other South American economies are currently in recession. The strategic transaction with WEG and our business and its financial performance and prospects may be adversely affected by, among others, political, economic, diplomatic or social instability in or affecting Brazil and other South American nations. Brazilian and other South American economies have recently experienced quarters of slow or negative gross domestic product growth and have experienced high inflation and growing fiscal deficits. We cannot predict whether the current or future Brazilian or other South American governments will implement changes to existing policies on taxation, exchange controls, monetary strategy, labor relations and the like, nor can we estimate the impact of any such changes on the Brazilian or other South American economies or WEG’s operations.

If we fail to expand effectively in international and U.S. markets, our revenue and business will be harmed.

Successful continued advancement and implementation of our plan to sell our products in Europe and Asia Pacific continues to be a strategic priority. European markets, particularly Italy continues to lead growth in the purchase and installation of distributed-class wind turbines. However, we expect the regulatory policies that have driven the growth in European markets such Italy and previously in the U.K to diminish over time and we therefore will need to continue developing and expanding into new markets to supplement our sales in Italy and the U.K. Developing the European and U.S. markets and expanding into new markets for our turbines is expected to entail a number of risks, including the need for appropriate management of our efforts, successful negotiation on terms advantageous to us of agreements facilitating our profitable expansion of this business, including logistics, installation and commissioning, and post-sales support service efforts. Sophisticated engineering, procurement and construction providers are moving into the distributed wind market and demanding that wind turbine manufacturers such as us provide a turnkey offering that includes supply, installation and long-term support of the turbines. Similarly, development companies in the U.K. which have historically been responsible for siting, permitting, installation, and connecting turbines to the utility grid are retreating from providing these services, as the U.K Feed-in Tariff regime is evolving to make such business less financially viable. As a result, we are seeing increased opportunities for turbine sales directly to customers, rather than through a developer. While we have experience in turbine supply, and have experienced some success in winning orders, we have limited experience in installation and long-term international support and may not be able to provide the services required to fulfill them. Failure to obtain or effectively execute a large volume of orders in Italy and the U.K., to develop additional European, U.S. and Asia Pacific markets, and to expand into new markets would have an adverse effect on our ability to reach profitability.

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

As part of our strategic plan to grow in regions outside our core markets, we are focusing our sales efforts on selling our distributed class turbines and power conversion products into the U.S. market, leveraging a third-party lease model, and identifying new market opportunities. In the case of leasing, we believe that providing a financing offering in conjunction with the sale of our products is an important component in the overall offering. We have identified a third party leasing partner who is prepared to offer financing to qualified customers, and therefore we are making investments in sales and marketing to identify business that would benefit from this offering. If we are unable to identify customers that meet the lessor’s credit requirements or the lease offering is not viewed as advantageous by customers, our ability to expand in this market will be impacted, as such potentially harming our profitability. If we are unable to execute on our strategic plans in the power conversion market, or if the market does not develop quickly enough for us to capitalize on opportunities in the near term, our profitability may be impacted.

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

Problems with quality or performance in our products or products based on our technology could have a negative impact on our relationships with customers and our reputation and cause reduced market demand for our products.

Customers for our products regularly expect vendors to have a history of reliable production or creditworthy warranty coverage of meaningful duration. From commencement of our current operations in August 2008, we have received over 800 orders for distributed-class wind turbines to date with more than 600 shipped through December 2016. Of the units shipped, over 600 have been commissioned and are producing power at customer sites. This short history of operating in the field means that it will be some time before we will be able to determine the durability and reliability of our products after sale. We cannot be certain that substantial warranty expense will not occur in the future in our distributed-class wind turbines or in our other products. If our distributed wind or power converter products are not sufficiently durable and reliable or otherwise perform below expectations, we could incur additional substantial warranty expenses, we could be required to pay liquidated or other contractual damages, our reputation could be harmed and our revenues could decline.

Problems with the quality or performance of our products, including those manufactured by third parties, like WEG, could likewise adversely affect us due to warranty claims or other contractual damages. Issues with our products whether manufactured by us, WEG or other parties in the future could result in significant negative publicity and materially and adversely affect the marketability of our products and our reputation.

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

Our success depends, in part, upon our ability to anticipate industry evolution and introduce or acquire new products and technologies to keep pace with technological developments. However, we may not be able to develop, introduce, acquire and integrate new products and technologies in response to our customers’ changing requirements in a timely manner or on a cost-effective basis, or that sufficiently differentiate us from competing solutions such that customers choose to purchase our products and solutions. If any of our competitors implement new technologies before we are able to implement them or better anticipates the innovation opportunities in related industries, those competitors may be able to provide more effective or more cost-effective solutions than ours. In addition, we may experience technical problems and additional costs as we introduce new products and technologies. If any of these problems were to arise, our business, financial condition and results of operations could be adversely affected. We are expanding our product offerings into power converter equipment for hybrid energy solutions, including solutions incorporating battery energy storage systems and micro-grid technology.

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

Our global service structure is composed of regional support teams that are fully staffed to provide installation, commissioning, performance monitoring, warranty and non-warranty service, and where appropriate site development services. These support teams are currently mapped to our three main installed base geographies in Italy, the U.K. and the U.S. If we are unable to expand our service offerings in a timely and cost effective manner to meet demand, we may be unable to expand our business, be subject to increased warranty obligations and risk our ability to become profitable.

Due to our large customer concentration, a loss of one or more of our significant customers could harm our business, and negatively impact revenue, results of operations, and cash flow.

We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. Our largest customer accounted for approximately 11% of revenue for the year ended December 31, 2016, and approximately 18% of revenue for the year ended December 31, 2015. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.

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

Our credit facility with Comerica contains various covenants that limit or prohibit our ability, among other things, to:

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

Competition for talented senior management, as well as middle management and engineers, is intense, and our future success will depend to some extent upon the contribution of a small number of key executives and personnel. Moreover, our ability to successfully develop and maintain a competitive market position will depend in part on our ability to attract and retain highly qualified and experienced management. The failure to attract and retain necessary personnel could have an adverse impact on our business, development, financial condition, results of operations and prospects.

Risk Factors Related to Operating as a Public Company

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

In connection with our preparation of our financial statements for the period ended December 31, 2016 and 2015, our management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A, the material weaknesses pertained to 1.) inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales that remained in logistics warehouses while certain logistics events were completed, 2.) inadequate and ineffective controls for reviewing and analyzing complex or non-routine transactions, and 3.) our inventory reconciliation control was not properly designed as it did not include the reconciliation of all non-system generated entries recorded to the general ledger our inability to process and ensure timely and accurate preparation and reviews of reconciliations necessary to provide reasonable assurance that financial statements and related disclosures was prepared in accordance with generally accepted accounting principles,

Management is committed to continuous improvement of our internal control processes and will continue to diligently review our reporting controls and procedures. We took steps to remediate the underlying causes of the material weakness, primarily through the continued development and implementation of formal policies, improved processes and documented procedures, the implementation of a number of new controls over financial reporting and accounting, the enhancement of our month end close and financial reporting review process, as well as the hiring of additional experienced resources in the accounting department with appropriate accounting and internal control knowledge. We expect our remediation efforts will continue throughout 2017. The actions that were taken are subject to ongoing senior management review, as well as oversight by the Audit Committee of our Board of Directors.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2016. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S., or GAAP. We have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404, which require that we evaluate, test and document our internal controls and, as a part of that evaluation, testing and documentation, identify areas for further attention and improvement. As noted above, management has concluded that our internal controls over financial reporting are not effective as of December 31, 2016 and 2015. As a Canadian public company, we also are required to provide quarterly certification pursuant to Canadian Securities Administrators’ National Instrument 52-109, Certification of Disclosure in Issuers’ Annual and Interim Filings, with respect to, among other things, the design and operation of our internal controls.

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

We will be required to disclose changes made in our internal control over financial reporting on a quarterly basis. However, as an “emerging growth company”, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 as long as we are an “emerging growth company.” We will remain an “emerging growth company” for up to five years from date of the reverse takeover transaction in April 2014, although if the market value of our common shares that are held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. After this five-year period, our independent registered public accounting firm will be required to report on our internal controls over financial reporting if the market value of our common shares held by non-affiliates exceeds $75 million. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

Financial reporting and applicable regulations are complex, and failure to correctly interpret and abide by these standards could result in inaccurate financial information or reporting delays, which would have a significant impact on our reputation and value.

Our consolidated financial statements are prepared in accordance with GAAP. We adopted multi-element revenue recognition for product sales entered into or materially changed on or after January 1, 2011. Our current contracts are composed of three or four units of accounting: (i) the turbine product; (ii) commissioning services; and (iii) frequently, but not always, installation and/or extended warranty services. Turbine revenue is typically recognized when title and risk of loss transfer to the customer, commissioning service revenue is recognized when performed, and extended warranty revenue is recognized over the extended warranty period when that period begins. Upon entering into licensing and development contracts, complex revenue recognition accounting issues need to be considered, and could result in us collecting significant cash milestone payments prior to being able to recognize revenue in accordance with GAAP. This could impact our ability to show demonstrated revenue expansion relative to our expected plans.

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

For example, in connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014 — Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) — that supersedes nearly all existing GAAP revenue recognition guidance. Furthermore, in August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. We have begun evaluating the impact of the new standard on our core revenues, and continue to evaluate its effect on our financial statement disclosures. We expect to have our preliminary evaluation, including the selection of an adoption method, completed by the end of 2017.

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

Our ability to use net operating loss carryforwards and other tax assets to reduce future tax payments may be limited by provisions of the U.S. Tax Code.

As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of approximately $133.4 million and $79.2 million, respectively, which expire between 2016 and 2028. We also had federal research tax credit carryforwards of approximately $1.5 million, which begin to expire in 2028. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Since we commenced operations in August 2008, we have experienced unpredictability in our operating environment, which poses significant risk to our ability to forecast financial results and have a significant impact on our ability to sell products and services. In the distributed wind markets, lack of incentives in the U.S. create challenges in developing a robust market in North American. A delay in an expected announcement by the Italian governmental authorities clarifying the feed-in-tariff applicable to distributed-class turbines during the quarter ended December 31, 2014 caused a delay of our Italian existing order installations and new order negotiations, impacting our 2015 revenue. Incentives across multiple European countries, particularly Italy and the U.K., are currently stimulating demand in the European marketplace. These incentives are each subject to actions of legislative bodies in the respective jurisdictions, and there can be no assurance that incentives effectively enhancing the demand for wind power equipment will remain in place, or that any changes in policy may not serve to clarify the economic return anticipated for new wind power equipment in various jurisdictions. If governmental authorities do not continue to support, or reduce or eliminate their support for, the development of wind energy projects, our revenues may be adversely affected, our financing costs may increase, it may become more difficult to obtain financing, and our business and prospects may otherwise be adversely affected.

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

Due to the volatility of the markets, we have a diversified set of products and services, including a suite of wind and power technology products, as well as renewable energy development services. This requires that a minimum level of engineering personnel be maintained, even if all personnel are not fully leveraged at points in time. The cost of maintaining this engineering team is expensive and if we are not able to achieve an adequate amount of business revenues, cash consumption could be significant and profitability delayed.

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

The results of the 2016 U.S. presidential and congressional elections may create regulatory uncertainty for the wind energy sector and may materially harm our business, financial condition and results of operations.

Various legislation, regulations and incentives designed to support the growth of wind energy have been implemented or proposed by the U.S. government such as the Production Tax Credit for Renewable Energy

(PTC) and the Clean Power Plan. In addition, states and foreign governments also have adopted various legislations, regulations and incentives also designed to support the growth of wind energy.

Donald Trump’s victory in the U.S. presidential election, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the U.S. in the congressional election, may create regulatory uncertainty with respect to climate change, the clean energy sector and wind energy sector in particular. During the election campaign, President Trump made comments suggesting that he was not supportive of various clean energy programs and initiatives including the U.N. Framework Convention on Climate Change in Paris, designed to curtail global warming. It remains unclear what specifically President Trump will or will not do with respect to these programs and initiatives, and what support the Trump Administration would have for any potential changes to such legislative programs and initiatives in the Unites Nations or U.S. Congress. If the Trump Administration and/or the U.S. Congress take action or publicly speak out about the need to eliminate or further reduce existing programs like the U.N. Framework Convention on Climate Change in Paris the PTC, the Clean Power Plan or other legislation, regulations and incentives supporting wind energy, such actions may result in a decrease in demand for wind energy in the U.S. and other geographical markets and materially harm our business, financial condition and results of operations.

Further, if the Trump Administration or U.S. Congress increases or imposes duties, taxes, tariffs or other cost on our products that include components obtained from foreign suppliers, margin on sale of our products could be materially adversely affected.

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

Our directors, executive officers and holders of more than 5% of our common shares, together with their affiliates, beneficially own, in the aggregate, approximately 65.4% of our outstanding common shares. A limited number of these significant shareholders may have the ability to control or substantially influence all aspects of our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company. These actions may be taken even if they are opposed by our other shareholders.

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

We are an emerging growth company. For as long as we are an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, certain reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from date of the reverse takeover transaction in April 2014, although circumstances could cause us to lose that status earlier, including if the market value of our shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Emerging Growth Company.” We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

As of December 31, 2016, we had an aggregate of 23,613,884 common shares outstanding. All of these shares are tradable on the TSX without restriction, subject in some cases to the expiration of lock-up agreements, as described below, and, to volume and other restrictions under the escrow requirements of the TSX.

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

We lease our principal manufacturing and headquarters facility in Barre, Vermont, and lease additional office space for use by certain of our finance, and business development teams in Burlington, Massachusetts, and sales offices in Zurich, Switzerland, and sales and service office in Bari, Italy, and Cornwall, U.K.

Our Barre, Vermont facility comprises approximately 115,000 square feet, including a manufacturing floor serviced by a 90-ton overhead industrial crane and multiple shipping bays. This facility includes executive offices and provides the base of operations for our engineers, manufacturing of certain key components, supply chain and customer service functions. We currently assemble all of our NPS 60 and NPS 100 nacelles in our Barre, Vermont facility which includes equipment and tooling to assemble and test these turbines. In addition, this facility allows us to manufacture generators and power converters both for incorporation into our turbines and on a contract basis. We believe that the current capacity of our Barre, Vermont facility is approximately $100 million in revenue at current prices and assuming one shift of production.

Following our sale of the facility for $1.3 million in June 2014, we entered into a five-year leaseback at $3.00 per square foot plus the cost of certain maintenance expenses, insurance and property taxes. We have the right to extend the lease term for three years, and also have the right to terminate the lease at the end of years two, three and four with six months prior notice. We have exercised the right to cancel the lease as of December 31, 2016 and are in the process of renegotiating a revised lease at the facility for less square footage and lower overall price per square foot.

Item 3.	Legal Proceedings

We are not a party to any material pending legal proceedings. We may be involved from time to time in various legal proceedings in the normal course of business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares began trading on the Toronto Stock Exchange, or TSX on April 22, 2014 under the symbol “NPS” following the reverse takeover transaction described elsewhere in this Annual Report on Form 10-K. Prior to this time, there was no public market for our common stock. The following table sets forth information relating to the trading of our common shares on the TSX:

Year Ended December 31, 2015	High (CDN)	Low (CDN)
First Quarter	$3.40	$1.00
Second Quarter	$1.75	$0.52
Third Quarter	$0.85	$0.10
Fourth Quarter	$0.46	$0.25

Year Ended December 31, 2016	High (CDN)	Low (CDN)
First Quarter	$0.27	$0.11
Second Quarter	$0.26	$0.19
Third Quarter	$0.31	$0.21
Fourth Quarter	$0.28	$0.15

On March 24, 2017, the last reported sale price for our common stock on the TSX was CDN$0.18 per share or, based on an exchange rate of CDN $0.75 per $1.00, $0.13.

Holders

As of March 24, 2017, there were approximately 50 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K.

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

Company Overview

We are a provider of advanced renewable power generation and power conversion technology for the distributed energy sector. We design, manufacture and service a suite of proven permanent magnet direct-drive (“PMDD”) wind turbine platforms for the distributed wind market, as well as power converters for battery energy storage applications. We are now developing integrated energy storage solutions to provide end users with turn-key distributed energy solutions. Historically we licensed our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers. In October 2016 we completed the transfer of these technology rights to one of our partners, which will enable us to focus our efforts on the distributed energy segment. With our predecessor companies dating back to 1974 we have decades of experience in developing proven innovative energy solutions in the power generation and conversion space.

Our PMDD wind turbine technology is based on a simplified architecture that utilizes a unique combination of a permanent magnet generator and direct-drive design. The permanent magnet generator provides higher efficiency and higher energy capture than units that utilize a traditional gearbox design. Importantly, our direct-drive turbine design requires significantly fewer moving parts than traditional geared turbines, which increases reliability due to reduced maintenance and downtime costs. Since our early days of pioneering this technology, PMDD has become an industry standard.

The substantial majority of our current sales are in the small wind subset of the distributed wind market, which is commonly known to consist of turbines with rated capacities of 500 kW output or smaller. Based on the number of turbines that we have sold and installed to date, we consider ourselves a leader in the U.S., U.K., and Italy in the largest sub-segment of this market in terms of energy output, turbines ranging in size from 50 kW to 100 kW. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 600 of these turbines. To date, these units have run for over fourteen million hours in the aggregate. Our distributed wind customers include financial investors and project developers, but also the end users themselves in application that provide power for farms, schools, municipalities, small business, remote villages, and U.S. military installations.

We had developed a 2 MW turbine platform with three wind-speed regime variants based upon our PMDD technology, of which the 2.3 MW variant is certified to International Electrotechnical Commission, or IEC, standard 61400-1 by Det Norske Veritas, or DNV, a globally recognized certification firm.

On October 26, 2016, we entered into a definitive agreement for WEG Electric Corp. and WEG Equipamentos Elétricos S.A. (collectively, “WEG”), a former licensor of our 2 MW turbine platform to acquire certain of our utility wind assets. Under the agreement, the proven utility scale direct drive technology we developed for applications over 1.5 MW will be solely owned by WEG and its affiliates. All related assets and liabilities, including the patent portfolio for utility wind applications greater than 1.5 MW and the engineering team largely responsible for developing this technology, was acquired by WEG. WEG will continue to compensate us under the existing arrangement paying royalties for sales in South America resulting in future payments of up to approximately $10.0 million, of which a minimum of $3.0 million were guaranteed and have been collected. Additionally, should WEG be successful in its plans to expand it utility wind business internationally, it will pay us up to $17.5 million in royalty payments over the next decade for turbines shipped anywhere outside of its current market in South America.

Regarding the power electronics side of our business, we have been developing our power converter technology since the early 2000s. Our capabilities in this area resulted from the complex power conversion technology required for wind power generations. We currently sell our MW power converters for a range of applications under the branded name of FlexPhase. Our power electronics products are incorporated into our distributed wind turbines, and also sold independently for use in microgrids and energy storage projects. Our FlexPhase products are modular in nature allowing for a common platform to service multiple applications. As of December 31, 2016, we have deployed over 155 MW of products based on this technology, primarily in connection with our wind turbine designs. Currently, we are actively commercializing sales of our power converters products as part of integrated battery energy storage systems (“BESS”), working with various battery manufactures and systems integrators.

In addition to wind turbine and productized energy storage solutions, we are capable of providing technology development services to customers for more complex energy storage, microgrid, and grid stabilization situations. While we do not focus on this as a part of our core business, these capabilities and expertise serve as a differentiator for our company with our customers.

For the years ended December 31, 2016 and 2015, we generated $35.9 million and $54.0 million in revenue, respectively. For the years ended December 31, 2016 and 2015 we incurred net losses of $8.9 million and $7.8 million, respectively.

We are headquartered in Barre, Vermont, and lease additional office space in Burlington, Massachusetts, Zurich, Switzerland, Bari, Italy, and Cornwall, U.K. We were originally incorporated in Delaware on August 12, 2008 as Wind Power Holdings, Inc., or WPHI. In February 2014, WPHI filed a Registration Statement on Form 10 (File No. 001-36317) with the SEC to register the shares of common stock of WPHI, which became effective on June 3, 2014. On April 16, 2014, we (as WPHI) completed a reverse takeover transaction, or RTO, with Mira III Acquisition Corp., or Mira III, a Canadian capital pool company incorporated in British Columbia, Canada, whereby all of the equity securities of WPHI were exchanged for common shares and restricted voting shares of Mira III, which became the holding company of our corporate group. In connection with the RTO, Mira III changed its name to Northern Power Systems Corp., the WPHI business became Mira III’s operating business, and the WPHI directors and officers became Mira III’s directors and officers.

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

How We Conduct Our Business

We managed our business under four business segments:

•	Product Sales and Service — Included in this business line are our sales of distributed-class turbines along with related services, power convertors, and other products produced and sold to customers. This business line reflects 96% and 82% of our revenues for the years ended December 31, 2016 and 2015, respectively.

•	Technology Licensing — Included in this business line is the licensing of packages of our developed technology. This business line reflects 1% and 9% of our revenues for the years ended December 31, 2016 and 2015, respectively.

•	Technology Development — Included in this business line is our development of technology for specific customer needs. This business line reflects 3% and 9% of our revenues for the years ended December 31, 2016 and 2015, respectively.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

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

Our international revenue was $30.7 million and $47.4 million for the years ended December 31, 2016 and 2015, respectively, representing 85%, and 88% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which decreased to 31% of total revenues for the year ended December 31, 2016 as compared to 39% of total revenues for the same period in 2015. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability. In October 2015, we began employing hedging strategies to reduce currency fluctuation risk. There were no foreign currency forward contracts entered into during the year ended December 31, 2016. There were no foreign currency forward contracts outstanding at December 31, 2016.

How We Evaluate Our Operations

In managing our business, we use a variety of financial and operational metrics to assess our performance, including:

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

•	Product Sales — We determine order value for our turbine backlog as the turbine sale price along with our best estimate of other services expected to be rendered, such as shipping, installation and other services to ensure the effective initial operation of the turbine. Our backlog of orders for distributed turbines generally, but not always, converts to revenue within a one-year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection. In our backlog, we do not include the value of subsequent services such as operations and maintenance support that we might provide for such turbines. We track order value of other products that we sell based upon our proprietary technologies in aggregate. Other products include non-turbine products such as maintenance kits, generators and converters we assemble and sell to customers.

•	License & Development Activity — We track the value of our license and development activity based on our best estimates on what will be earned in the next twelve months. The timing of revenue recognized is impacted by the achievement of contractual milestones or the percentage of the work completed as a percentage of the total costs.

Deferred Revenues

We believe that deferred revenue is a leading indicator of our revenue performance. We present values on our balance sheet as deferred revenue at such time as cash has been collected from our customer and certain aspects of the earnings process have been completed but recognition as revenue has not been achieved in conformity with GAAP. Each of our three customer facing lines typically has deferred revenue balances, including:

•	Product Sales and Service — When sales of our products involve transferring title of the equipment at delivery, which we have determined to be the correct point for recognition of revenue for domestic sales and for sales in which the customer handles logistics, we present products which have been produced and billed but not delivered as deferred revenue. In cases in which we handle logistics for the sales to customers in foreign countries, we recognize revenue when we have met all significant delivery obligations, generally when the product clears customs. We also present products which have been billed prior to the point as deferred revenue. We also defer the recognition of revenue for our operations and maintenance services that are performed over a period of time; revenue from such contracts is recognized ratably over the contract period. We present cash values collected from customers of such contracts, net of the related recognized revenue, as deferred revenue.

•	Technology Licensing and Technology Development — Our license and technology development agreements frequently result in our collection of cash for our delivery of certain milestones; however, such milestones do not always reflect the culmination of the earnings process and we therefore present the related cash collections as deferred revenue.

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

We define non-GAAP adjusted EBITDA as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, and certain other unusual gains or losses on transactions as applicable.

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

Non-GAAP adjusted EBITDA should not be considered an alternative to net loss, loss from operations, net cash used in operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our non-GAAP adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate non-GAAP adjusted EBITDA in the same manner. Some of the limitations in non-GAAP adjusted EBITDA are:

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

Factors Affecting Our Results of Operations

We believe that the most significant factors that affect our financial performance and results of operations are as follows:

UK and Italian Government Feed-in-Tariff and Blade Supply Impact

In December 2015, the U.K. Department of Energy and Climate Change announced a 40% reduction to the feed-in-tariff for wind turbines ranging in capacity from 50-100 kW. This reduction became effective on February 1, 2016 and has since seen quarterly reductions based a limited deployment cap of 300kW per quarter. The limited deployment cap and related quarterly reduction of the feed-in-tariff may have a negative impact on orders for distributed class turbines in the U.K. market during the remainder of 2017. The UK government currently considers a re-distribution of the deployment cap across various bands, which may result in an increase of the deployment cap for 50-100kW wind turbines in the second half of 2017.

The Italian governmental authorities published a revision to the law in June 2016, extending the feed-in-tariff until December 31, 2016 with an ability to grid connect turbines and an eligibility to the current feed-in-tariff until June 29, 2017, and a possibility to connect wind turbines between June 30, 2017 and December 31, 2017 at a reduced feed-in-tariff. It was announced that a new law is drafted and expected to be publicized during the second quarter of 2017. It is expected that the new laws will provide for a feed-in-tariff from January 1, 2018 until December 31, 2019.

Our revenue during 2015 was negatively impacted by our primary supplier of blades ceasing operations, which occurred in February 2015, and our resulting decision to transition to two new suppliers. We continue to work with our suppliers to manage the cost, capacity and quality of our blade supply.

Foreign Currency Fluctuations Could Impact Profitability

A substantial amount of our business in 2017 could be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. This can result in a significant proportion of our receivables being denominated in foreign currencies. While a majority of our costs will be in the U.S. dollar, we do incur a portion of our costs in euros, Chinese renminbi, Canadian dollars, Swiss francs and British pounds. In addition, we expect to be entering into extended duration operations and maintenance contracts, which would obligate us to perform services in the future based upon currently negotiated non-U.S. dollar denominated pricing terms. Although we are pursuing economic hedging strategies, including increasing our euro-denominated costs and entering into euro-based forward contracts, there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on our revenues and delay our achieving profitability.

Our Ability to Source and Manage Working Capital Requirements

Our business operations require significant working capital. Our operating results and future growth depend on our ability to optimize the working capital cycle time and to source adequate working capital commensurate with the size of our business. Some of our suppliers require us to make prepayments in advance of shipment. We have provided our customers with alternative payment options, such as letters of guarantee. Historically, we have managed to optimize our working capital cycle time and to source the required working capital from banks and capital financings.

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

Currently there are certain feed-in-tariff regimes in Italy, the U.K. and Indiana, U.S. supporting the installation and operation of distributed-class wind turbines. Since these regimes were clarified recently relative to the sales cycles of our distributed-class turbines well suited for these installations, our orders for distributed-class turbines continues to be strong. Published information from the U.K. indicates that the feed-in-tariff rates and deployment caps by rated capacity have declined as recent as January 1, 2017 and will decline further on a quarterly basis. The Italian authorities have extended the feed-in-tariff until December 31, 2016 with an ability to grid connect turbines and an eligibility to the current feed-in-tariff until June 30, 2017.

With bipartisan support the Renewable Electricity Production Tax Credit (PTC) phasedown has been enacted. These tax credits are now being phased out on an 80-60-40 schedule, ending after 2019. Eligible properties, generally personal, that begin construction before December 31, 2018, December 31, 2019 and December 31, 2020 will have their Investment Tax Credit (ITC) amounts reduced from 24%, 18% and 12% thereafter.

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

Wind Turbine Sales to Customers

We recognize revenue based on the value of the turbine product when title is transferred assuming all other criteria for revenue recognition have been met. For certain international turbine sales, we provide logistics services (including shipment and warehousing), and assistance with customer clearance if requested. These services are integral to meeting delivery and cannot be segregated from the turbine product. We recognize revenue for the turbine product once it has cleared customs and been shipped from the logistics warehouse. Consequently, our results of operations have been and will continue to be significantly affected by the number of units of wind turbines we sell and the timing of revenue recognition on such sales at any given period. In addition, since certain of our wind turbine products are sold at different prices and we are developing other models of wind turbines, we expect changes to our product mix will also affect our results of operations and margins.

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

We generally engage two suppliers for each of our major components to minimize the dependency on any single supplier. We currently have certain components for which we only have a single source supplier. As noted above, the primary supplier of blades for our distributed-class turbines ceased operations in February 2015, and the resulting supply constraint had an adverse effect on our 2015 revenues. We continue to work with our suppliers to manage the cost, capacity and quality of our major components.

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

Investment in People

As of December 31, 2016, we had 71 full-time employees, a decrease of 24 full-time, or approximately 25%, from December 31, 2015. The major part of this reduction was due to the transfer of engineers to WEG as part of the sale of the utility scale business assets. We also rely on temporary hourly employees to staff our manufacturing operations at levels targeted to meet our production needs during any given period. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any employee-initiated work stoppages and we consider our relations with our employees to be good.

Basis of Presentation

We present our financial information in accordance with accounting principles generally accepted in the United States, or GAAP. We have three operating segments: Product Sales and Service, Technology Licensing and Technology Development. We also have corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to our reportable segments. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Results of Operations of the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Overview

Our general activity during the year ended December 31, 2016 was primarily focused on reducing business cost by selling the utility wind assets, reducing headcount, restructuring management and optimizing our supply chain and operations profile to improve our profit margins. We also focused on increasing our service offerings to include full turnkey wind turbine installations.

Our general activity during the year ended December 31, 2015 was primarily focused on: expanding our order backlog of distributed turbines in key European markets, especially in Italy; stabilizing our supply chain for blades with two new suppliers; continued support of our release of our third generation products turbine reducing our cost of the turbine while increasing energy capture; optimizing our supply chain and operating profile to improve our margins; and continuing to expand our technology licensing and development business. In addition, we pursued an equity capital raise in the first quarter; however, due to then current market conditions, we decided not to complete the capital raise at that time.

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues from Product Sales and Service, Technology Licensing and Technology Development decreased by $18.1 million to $35.9 million for the year ended December 31, 2016 from $54.0 million at December 31, 2015. Our overall backlog increased $3 million as of December 31, 2016 to $28 million from $25 million at December 31, 2015. Our backlog of orders generally, but not always, converts to revenue for us within a one-year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

A comparison of our revenues for the year ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015	Change	% Change
Product Sales and Service	$34.3	$44.2	$(9.9)	(22)%
Technology Licensing	0.4	4.7	(4.3)	(91)
Technology Development	1.2	5.1	(3.9)	(76)

Total	$35.9	$54.0	$(18.1)	(33.5)%

Product Sales and Service

Product sales and service revenue decreased by $9.9 million to $34.3 million for the year ended December 31, 2016, from $44.2 million for the same period in 2015. The decrease in our Product Sales and Service revenue was primarily attributed to recognizing lower revenue on sales of our distributed-class turbines which totaled $28.9 million along with a decrease in sales of our non-turbine products which totaled $0.5 million for the year ended December 31, 2016 as compared to $38.6 million and $0.9 million for turbines and non-turbine products, respectively, for the year ended December 31, 2015. Declines in distributed class and non-turbine revenues were further exacerbated by a non-recurring $0.9 million sale of a prototype 2.2 MW unit during 2015. We recognized revenue on 124 units for the year ended December 31, 2016 as compared to 147 units for the year ended December 31, 2015. Related service revenue totaled $4.9 million for the year ended December 31, 2016 and $3.8 million for the same period in 2015 which is an increase of $1.1 million. In addition, the increase in the U.S. dollar relative to the Euro over the periods resulted in lower revenue for the latter period.

During the year ended December 31, 2016, we executed 134 new distributed-class turbine sales orders. During the year ended December 31, 2015, we executed 130 new distributed-class turbine sales orders. Our deferred revenue balance associated with Product Sales and Service at December 31, 2016 was $4.2 million which is included in the backlog value disclosed above. At December 31, 2015, such balance was $9.6 million.

Technology Licensing Revenue

Technology licensing revenue decreased by $4.3 million to $0.4 million for the year ended December 31, 2016 from $4.7 million for the same period in 2015. This decrease is attributed to the sale of assets previously licensed to a significant customer. For the year ended December 31, 2015 revenues related to our licensing agreement with this customer were $2.7 million in license fees and $2.0 million in royalty revenues. As a result of the asset sale, future royalties will be recorded outside of Revenue as part of the Gain on Sale of Assets. Our deferred revenue balance associated with Technology Licensing was $0 as of December 31, 2016 and 2015.

Technology Development Revenue

Technology development revenue decreased by $3.9 million to $1.2 million for the year ended December 31, 2016 from $5.1 million for the same period in 2015. This decrease is attributed to recognizing $1.2 million of revenue related to a contract with a significant customer to develop a 3.3 MW turbine in 2016 versus recognizing $5.1 million in 2015. Our development of the technology for the 3.3 MW turbine ended due to the sale of the utility wind assets. Our total deferred revenue balance associated with Technology Development was $0 as of December 31, 2016 and 2015.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively was $33.1 million for the year ended December 31, 2016 and $43.8 million for the year ended December 31, 2015. A comparison of our costs of goods sold and cost of services for the year ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015	Change	% Change
Product Sales and Service	$31.9	$41.6	$(9.7)	(23)%
Technology Licensing	0.1	0.5	(0.4)	(80)
Technology Development	0.5	0.9	(0.4)	(44)
Shared Service	0.1	0.1	—	—
Unallocated	0.5	0.7	(0.2)	(29)

Total	$33.1	$43.8	$(10.7)	(24)%

Product Sales and Service Cost of Goods and Costs of Service Sold

Product sales and service cost for the year ended December 31, 2016 decreased by $9.7 million to $31.9 million from $41.6 million for the same period in 2015. The decrease is attributed to recognizing revenue on 23 fewer units in 2016 as compared to 2015 partially offset by lower blade costs incurred in 2016 as blade vendor relationships stabilized in 2016. Our cost of goods sold was $28.7 million for product sales along with $3.2 million of related service costs for the year ended December 31, 2016 and $38.0 million for product sales and $3.6 million for related service costs for the same period in 2015. Lower service cost of sale results from $0.6 million in lower consulting expense partially offset by an increase of $0.2 million in compensation and benefits as the service teams in the U.K. and Italy were expanded to bring provision of services in-house.

Technology Licensing Cost of Service

Technology licensing cost of services for the year ended December 31, 2016 decreased by $0.4 million to $0.1 million from $0.5 million for the same period in 2015. The decrease is due to $0.4 million in lower compensation and benefit expense for the year ended December 31, 2016 as compared to the same period in 2015.

Technology Development Cost of Service

Technology development cost of services for the year ended December 31, 2016 decreased by $0.4 million to $0.5 million from $0.9 million for the same period in 2015. This decrease is related to decreased activity related to development of a 3.3 MW turbine, due to the sale of the utility wind assets.

Shared Service

Shared service cost of services for the year ended December 31, 2016 remained consistent at $0.1 million compared to the same period in 2015.

Unallocated

The costs from unallocated expenses for the year ended December 31, 2016 decreased by $0.2 million to $0.5 million from $0.7 million for the same period in 2015. This reflects lower fixed asset depreciation in 2016 as compared to 2015 as some assets ended their depreciable lives but are still in use.

Segment Gross Profit (Loss) (dollars in millions)

	Year Ended December 31,
	2016	2015	Change	% Change
Product Sales and Service	$2.4	$2.5	$(0.1)	(8)%
Technology Licensing	0.3	4.3	(4.0)	(93)
Technology Development	0.7	4.2	(3.5)	(83)
Shared Service	(0.1)	(0.1)	—	—
Unallocated	(0.5)	(0.7)	0.2	22

Total	$2.8	$10.2	$(7.4)	(72)%

Product Sales and Service

Gross profit from product sales and service for the year ended December 31, 2016 decreased by $0.1 million to $2.4 million compared to $2.5 million for the same period in 2015. This change was principally due to a decrease in sales of distributed-class turbines and non-turbine products of $11.0 million partially offset by lower related costs cost of goods sold of $9.3 million and an increase in service gross profit of $1.6 million in the year ended December 31, 2016 as higher service revenues were complemented by lower cost of service as we reduced our reliance on third parties to provided services in the U.K. and Italian markets.

Technology Licensing

Gross profit from technology licensing for the year ended December 31, 2016 decreased by $4.0 million to $0.3 million from $4.3 million for the same period in 2015. The decline is principally due to lower revenue recognition in 2016 from third party licensing and royalty arrangements along with lower related cost of sales due to the sale of our utility wind assets.

Technology Development

Gross profit from technology development for the year ended December 31, 2016 decreased by $3.5 million to $0.7 million compared to $4.2 million for the same period in 2015, principally due to lower revenues from contract technology development services provided to a significant customer in 2016 due the sale of our utility wind assets.

Shared Service

Gross loss from shared service for the year ended December 31, 2016 remained consistent at $0.1 million as for the same period in 2016.

Unallocated

Gross loss from unallocated expenses for the year ended December 31, 2016 decreased by $0.2 million to $0.5 million from $0.7 million for the same time period in 2015. This decline reflects lower depreciation and amortization expense in 2016.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased by $0.8 million or 24% to $2.6 million for the year ended December 31, 2016 as compared to $3.4 million for the same time period in 2015. The reduction in research and development expense is primarily the result of a decrease in compensation and benefits of $0.8 million and a $0.2 million reduction in other R&D expenses partially offset by a $0.2 million increase in consultant expenses. The decrease in compensation and benefit expense is a result of lower headcount related to our efforts to monetize our utility wind assets.

Sales and Marketing

Sales and marketing expenses decreased by $0.7 million or 17% to $3.5 million for the year ended December 31, 2016 from $4.2 million for the same period in 2015. The decrease in sales and marketing expenses was driven by consolidation of marketing efforts and related reduction in headcount.

General and Administrative Expenses

General and administrative expenses decreased by $2.1 million, or 25% to $6.4 million for the year ended December 31, 2016 from $8.5 million for the same period in 2015. The decrease in our general and administrative expenses is primarily explained by a $0.7 million reduction in compensation and benefits, $0.5 million reduction in consulting, $0.2 million reduction in IT expenses, $0.2 million in human resources expenses, $0.1 million reduction in travel expenses and $0.4 million in other general and administrative.

Gain on sale of assets

Gain on sale of assets was $1.0 million for the year ended December 31, 2016 as compared to $0 for the same period in 2015. This increase reflects the gain on the sale of utility wind assets in 2016.

Impairment of goodwill

As a result of annual impairment testing, we recorded an impairment charge of $0.4 million for the year ended December 31, 2016, relating to the goodwill in our Product Sales and Service segment. There was no such charge in 2015.

Loss from Operations

Our loss from operations increased by $3.1 million to $9.0 million for the year ended December 31, 2016 compared to a loss of $5.9 million for the year ended December 31, 2015.

Segment Income (Loss) from Operations (dollars in millions)

	Year Ended December 31,
	2016	2015	Change	% Change
Product Sales and Service	$(2.3)	$(2.3)	$—	—%
Technology Licensing	1.2	3.7	(2.5)	(68)
Technology Development	0.6	4.2	(3.6)	(88)
Shared Service	(5.9)	(8.6)	2.7	31
Unallocated	(2.6)	(2.9)	0.3	10

Loss from operations	$(9.0)	$(5.9)	$(3.1)	(53)%

Product Sales and Service

Loss from operations from product sales and service for the year ended December 31, 2016 remained consistent at a loss of $2.3 million with the same period in 2015. The decrease in operating expenses of $0.5 million were offset by a decrease in gross profit of $0.1 million from lower sales and the impairment of goodwill of $0.4 million.

Technology Licensing

Income from operations from technology licensing for the year ended December 31, 2016 decreased by $2.5 million to income of $1.2 million compared to $3.7 million for the same period in 2015, due to an decrease in gross profit of $4.0 million from decreased revenue from license fees and royalties under our 2.X license agreement, and flat expenses for research and development expenses attributable to technology licensing, partially offset by a $1.0 million gain on sale of utility wind assets and a $0.5 million reduction in operating expenses in the year ended December 31, 2016.

Technology Development

Income from operations from technology development for the year ended December 31, 2016 decreased by $3.6 million to $0.6 million compared to $4.2 million for the same period in 2015, due to a decrease in gross profit of $3.5 million from decreased development revenue in 2016 and $0.1 million in sales and marketing expense in 2016 as a result of the sale of our utility wind assets.

Shared Services

Corporate shared general and administrative loss for the year ended December 31, 2016 decreased by $2.7 million to $5.9 million compared to $8.6 million for the same period in 2015 principally due to a decrease in other corporate and shared services expenses of $2.7 million as a result of cost cutting initiatives.

Unallocated

The loss from unallocated expenses for the year ended December 31, 2016 decreased by $0.3 million to $2.6 million from $2.9 million as compared to the same period in 2015 due to a decrease of $0.4 million in stock compensation expense and a decrease of $0.1 million in depreciation expense partially offset by an increase of $0.2 million in other unallocated expense for the year ended December 31, 2016.

The table below breaks out the unallocated expenses by category for the periods reported (dollars in millions):

	Year Ended December 31,
	2016	2015	Change	% Change
Depreciation and amortization	$(0.7)	$(0.8)	$0.1	13%
Stock-based compensation	(0.5)	(0.9)	0.4	44
Other	(1.4)	(1.2)	(0.2)	(17)

Total charges	$(2.6)	$(2.9)	$(0.3)	.30%

Other Income (Expense) and Income Tax Expense

Other income (expense) for the year ended December 31, 2016 improved by $0.5 million to income of $0.3 million from expense of $0.2 million as compared to the same time period in 2015. This improvement is primarily the result of a $0.5 million gain on foreign currency transactions in the year ended December 31, 2016 when compared to the same time period in 2015. Income tax expense decreased to $0.2 million for the year ended December 31, 2016 as compared to $1.6 million for the same period in 2015. The decrease is the result of lower Brazilian tax expense incurred on certain license and royalty revenue earned in Brazil in 2016 as compared to 2015 and the goodwill impairment in 2016.

Net Loss

Net loss increased by $1.1 million, or 14%, to $8.9 million for the year ended December 31, 2016 from a net loss of $7.8 million for the same period in 2015. The increase in our net loss for the year ended December 31, 2016 is primarily a result from higher loss from operations partially offset by other income and lower income tax expense in 2016.

Non-GAAP Measures

Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP measures included in this Annual Report on Form 10-K, however, should be considered in addition to, and not as a substitute for or superior to the comparable measure prepared in accordance with GAAP. We utilize the non-GAAP measure of non-GAAP adjusted EBITDA which we define as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense, and certain other unusual gains or losses on transactions as applicable.

Non-GAAP Adjusted EBITDA (Loss) (dollars in millions)

	Year ended December 31,
	2016	2015
Net loss	$(8.9)	$(7.8)
Provision for income tax	0.2	1.6
Interest expense	0.1	0.2
Depreciation and amortization	0.7	0.8
Stock-based compensation	0.5	0.9
Gain on sale of assets	(1.0)	—
Loss on disposal	0.3	0.2
Impairment of goodwill	0.4	—
Non-cash implied license revenue	—	(0.6)

Total noncash addbacks, net	1.2	3.1

Non-GAAP Adjusted EBITDA Loss	$(7.7)	$(4.7)

Non-GAAP adjusted EBITDA was a loss of $7.7 million for the year ended December 31, 2016 and a loss of $4.7 million for the same period in 2015. The change in non-GAAP adjusted EBITDA loss is primarily attributable to an increase in net loss resulting from lower revenues for the period ending December 31, 2016 as compared to the same period in 2015 partially offset by a $1.0 million gain on sale of assets.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data (dollars in millions)

	Year ended December 31,
	2016	2015
Net loss	$(8.9)	$(7.8)
Net cash used in operating activities	(0.8)	(4.4)
Net cash (used in) provided by investing activities	1.2	(1.3)
Net cash used in financing activities	(1.3)	(1.1)

Cash and Cash Equivalents

As of December 31, 2016, we had cash and cash equivalents of $5.4 million of which $0.4 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $6.3 million of which $0.4 million was held by a foreign subsidiary for the same period in 2015.

We have experienced recurring operating losses and had an accumulated deficit of $177.3 million as of December 31, 2016. In addition, we have experienced recurring negative operating cash flows, which have resulted in a decrease in our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. The Company evaluated these conditions as well as actions taken in 2016 to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, we are expanding our service offerings to include full turnkey wind turbine installations and have increased sales staff to expand into additional markets, especially the U.S. The Company believes that the actions taken have alleviated the substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty.

We expect a substantial amount of our business in 2017 to be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. To partially mitigate this risk we have increased the sourcing of materials in Euro denominated currency, however there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, impairment losses, share-based compensation, and changes in working capital and other activities. In addition to the increase in net loss, cash used in operations decreased as described below as a result of improvements in managing our working capital needs, specifically inventory management.

For the year ended December 31, 2016, net cash used in operating activities decreased by $3.6 million to $0.8 million from $4.4 million for the year ended December 31, 2015. The decrease in cash used in operating activities for 2016 is primarily due to the net loss incurred partially offset by the effect of changes in assets and liabilities resulting in a cash inflow of $7.1 million. Included in these changes were a $6.0 million decrease in deferred costs, $3.8 million increase in customer deposits, $2.0 million decrease in other assets, $1.8 million decrease in inventories and $0.3 million in other balance sheet accounts, partially offset by a $5.6 million decrease in deferred revenues and $1.2 million decrease in payables and accrued expenses.

Investing Activities

Net cash provided by investing activities was $1.2 million for the year ended December 31, 2016 as compared to net cash used by investing activities of $1.3 million for the same period in 2015. In 2016, we sold our utility wind related assets resulting in proceeds of $1.5 million in cash offset by $0.3 million of property and equipment additions, while 2015 reflects purchases of property and equipment for $1.3 million.

Financing Activities

For the year ended December 31, 2016, net cash used by financing activities was $1.3 million compared to net cash used of $1.1 million for the year ended December 31, 2015. We had repayments of $7.0 million and borrowings of $5.7 million on our working capital revolving line of credit for the period ended December 31, 2016 as compared to repayments of $18.7 million and borrowings of $17.6 million for the same period in 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at December 31, 2016.

Contractual Obligations

As described below, our long-term debt obligations were zero as of December 31, 2016 and December 31, 2015. We have $1.6 million outstanding on our working capital revolving line of credit and a $0 outstanding under our performance letter of credit and warranty guarantee, as of December 31, 2016, which is described below in the Comerica Credit Facility section. In addition, we have leased our headquarters and production facility which expires in June of 2019. Effective as of the second anniversary of the lease commencement (June 19, 2014), we have an annual right to terminate the lease without penalty. We have exercised the right to cancel the lease as of December 31, 2016 and are in the process of renegotiating a revised lease at the facility for less square footage and lower overall price per square foot.

Comerica Credit Facility

Our working capital line of credit is $2.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. The credit facility is scheduled to mature on December 31,

2017. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of December 31, 2016, we had $1.6 million outstanding on the working capital revolving line of credit. At December 31, 2016, we had a net maximum supported borrowing base of $0.4 remaining. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one-year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At December 31, 2016, we had $0 of such performance and warranty guarantees outstanding and on December 31, 2015, we had $0.6 million of such performance and warranty guarantees outstanding with two customers.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At December 31, 2016, we had unencumbered liquid assets having a value of $5.4 million.

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

As of December 31, 2016, we were in compliance with the covenants contained in our loan agreement.

Our current line of credit expires on December 31, 2017. Based on our relationship with our lender we believe that we will be able to renew our line of credit prior to December 31, 2017 or obtain alternative financing. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

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

Revenue Recognition — We generate revenue from three principal sources: product sales and services, technology licensing and technology development. Related accounts receivables are stated at their estimated net realizable value. Accounts receivable are charged to the allowance for doubtful accounts when deemed uncollectible.

We recognize revenues from product sales when delivery has occurred under completely executed sales agreements with selling prices fixed or determinable, and for which collectability is reasonably assured. For certain international turbine sales, we provide logistics services (including shipment and warehousing), and assistance with customer clearance if requested. These services are integral to meeting delivery and cannot be segregated from the turbine product. We recognize revenue for the turbine product once it has cleared customs and has been shipped from the logistics warehouse.

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

Accounts Receivable — Our customers operate primarily in the distributed energy market place and include wind developers and end users that cover multiple industries and geographic locations. Our products and services are sold under contracts with varying terms including contracts denominated in foreign currencies. As of December 31, 2016, 80% of our accounts receivable was denominated in euro, compared to 41% as of December 31, 2015. We expect the proportion of foreign denominated account receivable to increase as we expand sales internationally. We record all accounts receivable in U.S. dollars and adjust the U.S. dollar amount monthly to account for changes in exchange rates. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on the value of our accounts receivable. We do not currently engage in any hedging strategies, but we may consider hedging strategies in the future.

Warranty Costs — Our warranty contract with customers of our distributed-class wind turbine products is sometimes limited to repair or replacement of parts and typically expires two years from the date of shipment or commissioning. In such cases, we have typically provided non-warranty obligated services at no charge during the initial two-year period. Customers may elect to purchase from us extended warranty coverage for repair or replacement of parts for a period covering year’s three to five of the product life. Extended warranties typically cover the same scope as initial warranties. Customers may also purchase a Performance Guaranty Program (PGP) which also provides maintenance and repair services over a ten-year period beginning at commissioning. The program is billed annually at a base amount with a premium for production in excess of a floor which depends on location and wind speeds. Revenues are recognized when billed and expensed as a cost of sale as incurred.

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

Share-based Compensation — For equity awards, share-based compensation expense is recognized based on the fair value of the awards on the grant date and amortized on a straight-line basis over their vesting terms Share-based compensation expense is recognized as the greater of the fair value of the awards on the grant date or reporting date, amortized on the straight-line basis over their vesting terms. For awards initially issued as liability-based awards, we revalue the awards at each reporting period until settlement of the awards, with share-based compensation expense recognized based upon the fair value of the awards as of the reporting date, amortized on the straight-line basis over their vesting terms. Awards that have vested but are not settled are revalued at each reporting date and any excess of the current fair value over the grant-date fair value is recognized as share compensation expense in such period. We present our liability for applicable option awards based upon reporting-date fair market value for such awards.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. Early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date (December 15, 2015). We have initiated an assessment of our revenue streams and are engaging outside consultants to perform a full assessment of the impact for implementing these standards. We have begun evaluating the impact of the new standard on our core revenues, and continue to evaluate its effect on our financial statement disclosures. We expect to have our preliminary evaluation, including the selection of an adoption method, completed by the end of 2017.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which addresses various issues by making changes to the guidance originally included in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in ASC 606 (as revised) is effective in the quarter and year beginning January 1, 2018, for public entities with a calendar year-end. We are currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). This update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The amendments in this update are effective at the same time as ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We adopted this standard in the fourth quarter of 2016. In accordance with the guidance, we have expanded our disclosures to include the conditions that gave rise to the substantial doubt about the Company’s ability to continue as a going concern as well as the actions taken to alleviate those concerns, as described in Note 1 of the accompanying notes to the consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this update require an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The application of this ASU will not have an impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in our results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. This new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that fiscal year. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. This new standard is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The application of this ASU did not have an impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The application of this ASU will not have an impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The application of this ASU will not have a material impact on our financial statements and we will not change our accounting policy in regards to forfeitures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This updates indicates that there is diversity in the practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. This amendment provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. Public business entities should apply the guidance in Update 2016-15 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Northern Power Systems Corp.

We have audited the accompanying consolidated balance sheets of Northern Power Systems Corp. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency) and cash flows for the years then ended. Our audits also included the financial statement schedules of Northern Power Systems Corp. listed in Item 15(a)(2) as of and for the years ended December 31, 2016 and 2015. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Power Systems Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of and for the years ended December 31, 2016 and 2015, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ RSM US LLP

Boston, Massachusetts

March 31, 2017

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,423	$6,333
Accounts receivable — net of allowance for doubtful accounts of $0 and $350 at December 31, 2016 and 2015, respectively	674	3,046
Unbilled revenue	2,576	759
Inventories — net (Note 4)	7,159	9,233
Deferred costs	351	6,379
Prepaid expenses and other current assets	627	850
Assets held for sale	—	2,428

Total Current Assets	16,810	29,028
Property, plant and equipment — net (Note 5)	1,485	2,046
Intangible assets — net (Note 6)	9	80
Goodwill	361	722

Total Assets	$18,665	$31,876

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Working capital revolving line of credit (Note 8)	$1,600	$2,892
Accounts payable	3,354	3,838
Accrued expenses (Note 9)	2,940	4,005
Accrued compensation	1,586	1,253
Deferred revenue	1,821	6,888
Customer deposits	7,419	3,596
Other current liabilities	92	196
Liabilities held for sale	—	406

Total Current Liabilities	18,812	23,074

Deferred revenue, less current portion	2,332	2,718
Deferred income taxes (Note 13)	79	175

Total Liabilities	21,223	25,967

Commitments and Contingencies (Note 16)
SHAREHOLDERS’ EQUITY (DEFICIENCY):
Voting common shares, no par value — Unlimited shares authorized; 23,613,884 and 23,173,884 shares issued and outstanding as of December 31, 2016 and 2015, respectively.	165,642	165,568
Additional paid-in capital	9,158	8,713
Accumulated other comprehensive loss	(50)	(13)
Accumulated deficit	(177,308)	(168,359)

Total Shareholders’ Equity (Deficiency)	(2,558)	5,909

Total Liabilities and Shareholders’ Equity (Deficiency)	$18,665	$31,876

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
REVENUES:
Product	$29,358	$40,387
License	441	4,748
Design service	1,212	5,111
Service	4,890	3,769

Total revenues	35,901	54,015

Cost of product revenues	29,210	38,547
Cost of service revenues	3,858	5,271

Gross profit	2,833	10,197
OPERATING EXPENSES:
Sales and marketing	3,464	4,151
Research and development	2,575	3,390
General and administrative	6,374	8,536
Gain on sale of assets	(973)	—
Impairment of goodwill	361	—

Total operating expenses	11,801	16,077

Loss from operations	(8,968)	(5,880)
Interest expense	(113)	(193)
Other income (expense)	305	(152)

Loss before provision for income taxes	(8,776)	(6,225)
Provision for income taxes	173	1,571

NET LOSS	(8,949)	(7,796)
Other comprehensive loss
Change in cumulative translation adjustment	(37)	(13)

COMPREHENSIVE LOSS	$(8,986)	$(7,809)

Net loss applicable to common shareholders (Note 2)	$(8,949)	$(7,796)
Net loss per common share
Basic and diluted	$(0.39)	$(0.34)
Weighted average number of common shares outstanding
Basic and diluted	23,212,299	22,871,717

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(In thousands, except share and per share amounts)

	Voting Common Shares — No Par		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
BALANCE — December 31, 2014	22,764,353	$165,386	$7,972	$—	$(160,563)	$12,795
Stock based compensation expense	—	—	920	—	—	920
Issuance of common stock – restricted shares	407,935	179	(179)	—	—	—
Proceeds from exercise of stock options	1,596	3	—	—	—	3
Cumulative translation adjustment	—	—	—	(13)	—	(13)
Net loss	—	—	—		(7,796)	(7,796)

BALANCE — December 31, 2015	23,173,884	$165,568	$8,713	$(13)	$(168,359)	$5,909
Stock based compensation expense	—	—	519	—	—	519
Issuance of common stock – restricted shares	440,000	74	(74)	—	—	—
Cumulative translation adjustment	—	—	—	(37)	—	(37)
Net loss	—	—	—		(8,949)	(8,949)

BALANCE — December 31, 2016	23,613,884	$165,642	$9,158	$(50)	$(177,308)	$(2,558)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

(All amounts in thousands)

	December 31, 2016	December 31, 2015
OPERATING ACTIVITIES:
Net loss	$(8,949)	$(7,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	259	202
Provision for (recovery of) doubtful accounts	(28)	31
Stock-based compensation expense	519	920
Depreciation and amortization	659	790
Noncash implied license revenue	—	(640)
Loss on disposal of assets	338	252
Impairment of goodwill	361	—
Gain on sale of assets	(973)	—
Deferred income taxes	(96)	14
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	631	1,383
Other current and noncurrent assets	1,999	591
Inventories	1,816	7,019
Deferred costs	6,028	(2,048)
Accounts payable	(484)	(315)
Accrued expenses	(736)	(2,183)
Customer deposits	3,824	(2,047)
Deferred revenue and other short term liabilities	(5,559)	(531)
Other liabilities	(406)	—

Net cash used in operating activities	(797)	(4,358)

INVESTING ACTIVITIES:
Proceeds from sale of assets	1,501	—
Purchases of property and equipment	(285)	(1,333)

Net cash provided by (used in) investing activities	1,216	(1,333)

FINANCING ACTIVITIES:
Payments of revolving line of credit, net of borrowings	(1,292)	(1,108)
Proceeds from the exercise of stock options	—	3

Net cash used in financing activities	(1,292)	(1,105)

Effect of exchange rate change on cash	(37)	(13)
Change in cash and cash equivalents	(910)	(6,809)
Cash and cash equivalent — Beginning of Year	6,333	13,142

Cash and cash equivalent — End of Year	$5,423	$6,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$57	$53

Cash paid for income taxes	$22	$45

Noncash financing activity:
Restricted stock awards	$74	$179

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(In thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

Northern Power Systems Corp. (together with its consolidated subsidiaries, “we”, “us”, “our”, “Northern Power Systems” or the “Company”) is a provider of advanced renewable power generation and power conversion technology for the distributed energy sector. We design, manufacture and service a suite of proven permanent magnet direct-drive (“PMDD”) wind turbine platforms for the distributed wind market, as well as power converters for battery energy storage applications. We are now developing integrated energy storage solutions to provide end users with turn-key distributed energy solutions. Historically we licensed our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers. In October 2016 we completed the transfer of these technology rights to one of our partners, which will enable us to focus our efforts on the distributed energy segment. With our predecessor companies dating back to 1974 we have decades of experience in developing proven innovative energy solutions in the power generation and conversion space.

The Company’s headquarters are in Barre, Vermont, with additional office space in Burlington, Massachusetts, Zurich, Switzerland, Bari, Italy, and Cornwall, U.K.

The Company was originally incorporated in Delaware on August 12, 2008 as Wind Power Holdings, Inc., or WPHI. In February 2014, WPHI filed a Registration Statement on Form 10 (File No. 001-36317) with the SEC to register the shares of common stock of WPHI, which became effective on June 3, 2014. On April 16, 2014, we (as WPHI) completed a reverse takeover transaction, or RTO, with Mira III Acquisition Corp., a Canadian capital pool company incorporated in British Columbia, Canada, or Mira III, whereby all of the equity securities of WPHI were exchanged for common shares and restricted voting shares of Mira III, which became the holding company of our corporate group. In connection with the RTO, Mira III changed its name to Northern Power Systems Corp., the WPHI business became Mira III’s operating business, and the WPHI directors and officers became Mira III’s directors and officers.

Liquidity — The Company has incurred operating losses since its inception, including a net loss of $8.9 million for the year ended December 31, 2016. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs, if ever. Since inception, the Company has funded its net capital requirements with proceeds from private equity and public and debt offerings. At December 31, 2016, the Company has cash of $5.4 million and an accumulated deficit of $177.3 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company evaluated these conditions as well as actions taken in 2016 to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, we are expanding our service offerings to include full turnkey wind turbine installations and have increased sales staff to expand into additional markets, especially the U.S. The Company believes that the actions taken have alleviated the substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue Recognition — The Company generates revenue from three principal sources: product sales and services, technology licensing, and technology development. Revenues from product sales are recognized when delivery has occurred under completely executed sales agreements with selling prices fixed or determinable, and for which collectability is reasonably assured. Revenues from service, design activities, and repair time are recognized as work is performed and collectability is reasonably assured. For certain international turbine sales, the Company provides logistics services (including shipment and warehousing), and assistance with customer clearance if requested. These services are integral to meeting delivery and cannot be segregated from the turbine product. The Company recognizes revenue for the turbine product once it has cleared customs and been shipped from the logistics warehouse. During 2016 and 2015, service revenues were related primarily to commissioning activities as well as revenue generated from extended warranties and maintenance and service contracts.

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

Revenue recognition for product sales is deferred until all revenue recognition criteria have been met. The Company seeks to make the timing for which the criteria are met consistent across sales agreements; however, the timing may differ as a result of contract negotiations. As of December 31, 2016 and 2015, deferred revenue totaled $4,153 and $9,606, respectively. Costs deferred related to product sales as of December 31, 2016 and 2015, were $351 and $6,379, respectively. Amounts received from customers in advance of shipment of $7,419 and $3,596, as of December 31, 2016 and 2015, respectively, are recorded as customer deposits. Customers may also elect to purchase extended warranty agreements that are deferred and recognized over the third through the fifth year of a turbine’s life.

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

Recoverability of long lived assets is assessed when events have occurred that may give rise to impairment. The Company determined that an impairment indicator existed during the fourth quarter of 2016, which necessitated an impairment review of long-lived assets. The Company compared the estimated undiscounted net cash flows of the asset groups to the current carrying value of the assets groups and concluded that there was no impairment of the asset groups as the fair value (determined by using the future undiscounted cash flows) exceeded its carrying value as of December 31, 2016

Goodwill and Other Intangible Assets — Intangible assets consist of (1) goodwill, which is not subject to amortization; and (2) amortizing intangibles, consisting of core technology, trade name, and royalty license which are being amortized over the estimated life of each item. Goodwill and intangible assets are allocated to the Company’s asset groups when testing for impairment.

Goodwill represents the excess of the fair value of the consideration exchanged in a business combination over the fair value of the net assets acquired, and is tested for impairment at least annually. Goodwill of $361 and $722 as reported on the December 31, 2016 and 2015 balance sheets, respectively, is a result of the purchase of the assets and the assumption of certain specified liabilities as part of the acquisition on August 15, 2008.

During the fourth quarter of 2016, the Company performed its annual impairment analysis. As a result of the Product, Sales and Services reporting segment having a negative carrying value, the Company performed a quantitative, step-one and step two, analysis of goodwill. Based on this analysis the Company concluded that the goodwill associated with the Product Sales and Services reporting unit was impaired, and as a result, recorded an impairment charge of $0.4 million.

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

The Company’s warranty contracts with customers of non-turbine products typically expire upon the earlier of 18 months after shipment or 12 months after commissioning by the customers and typically cover parts and labor.

The Company estimates the accrual on a per turbine basis based on historical warranty experience of the installed turbine base as a group consistent with ASC 460-10-25-6. The history is evaluated annually or when circumstances warrant an interim review and the per turbine accrual is adjusted as appropriate to reflect changes in actual warranty experience. Estimated warranty obligations are recorded in the earlier period of: (i) the period in which the related revenue is recognized or, (ii) the period in which the obligation is established. Warranty liabilities are based on estimated future repair costs incurred during the warranty period using historical labor, travel, shipping, and material costs, as well as estimated costs for performance warranty failures, when applicable, based upon historical performance experience. The accounting for warranties requires management to make assumptions and apply judgments when estimating product failure rates and expected costs. Adjustments are made to warranty accruals based on claim data and experience. Such adjustments have typically resulted in reductions to the Company’s estimated warranty obligation as the products have matured and improved in quality. Further, if actual results are not consistent with the assumptions and judgments used to estimate warranty obligations, because either failure rates or repair costs differ from management’s assumptions, the resulting change in estimate could be material.

Customers may elect to purchase extended warranty coverage for repair or replacement of parts for a period covering years three through five of the product life. These extended warranties are considered services and are accounted for under the guidance of ASC 605-20-25. Revenues are deferred and recognized ratably over the service term consistent with ASC 605-20-25-3. Costs associated with these extended warranty contracts are expensed to cost of sales as incurred. Customers may also purchase a Performance Guaranty Program (PGP) which also provides maintenance and repair services over a ten-year period beginning at commissioning. This program is billed annually at a base amount with a premium for production in excess of a floor which depends on location and wind speeds. Revenues are recognized when billed and expenses as a cost of sale as incurred.

Research and Development — Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries, benefits and related overhead, as well as consulting costs related to design and development of new products.

Income Taxes — The Company uses the liability method of accounting for income taxes. Under this method, income taxes are provided for amounts currently payable and for deferred tax assets and liabilities, which are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. The net tax accounts are presented as long term.

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

Stock-Based Compensation — Stock-based compensation expense is recorded based on the fair value of the award at the grant date net of anticipated forfeiture rates, using the Black Scholes option pricing model. The Company considers many factors when estimating the stock-based compensation forfeiture rate including employee class, economic environment, historical data, and anticipated future employee turnover. The Company reviews its forfeiture rate when changes in business circumstances warrant a review, and performs a full analysis annually as of December 31. Other assumptions, such as expected term, expected volatility, risk-free interest rate, dividend rate, and the fair value of the Company’s common shares impact the fair value estimate. The Company uses the simplified method for estimating expected term representing the midpoint between the vesting period and the contractual term. The Company estimates volatility based on the historical volatility of a peer group of publicly-traded companies. The risk-free interest rate is the implied yield currently available on U.S. treasury zero-coupon issues with a term equal to the expected vesting term.

Concentration of Credit Risk — The Company’s customers operate primarily in the distributed energy market and include wind developers and end users that cover multiple industries and geographic locations. The Company’s products and services are sold under contracts with varying terms including contracts denominated in foreign currencies. For the years ended December 31, 2016 and 2015, 69% and 39%, respectively, of the Company’s revenues were denominated in foreign currency, primarily in euros. If the Company continues to increase the percentage of contracts denominated in foreign currencies, gains or losses due to fluctuations in currency exchange rates could become increasingly material.

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

During the year ended December 31, 2016, one customer accounted for 11% of revenue. The Company had no other customers representing more than 10% of revenue. One customer accounted for 18% and another for 12% of total revenue for year the ended December 31, 2015.

As of December 31, 2016 the Company had one customer representing 15% and two customers representing 10% of accounts receivable. As of December 31, 2015, the Company had one customer representing 24% and a second customer representing 17% of accounts receivable.

Shipping and Handling — Shipping and handling costs for wind turbine products are included in cost of product revenues.

Net Loss per Share — The Company determines basic loss per share by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period.

Diluted loss per share is determined by dividing loss attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and warrants, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the years ended December 31, 2016 and 2015, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations. The calculations of basic and diluted net loss per share are as follows:

	December 31, 2016	December 31, 2015
Basic earnings per share calculation Numerator
Net loss	$(8,949)	$(7,796)

Net loss attributable to common shareholders	$(8,949)	$(7,796)

Denominator
Weighted average common shares outstanding — Basic and diluted	23,212,299	22,871,717
Net loss per share-Basic and diluted	$(0.39)	$(0.34)

The following potentially dilutive securities were excluded from the calculation of dilutive weighted average shares outstanding because they were considered anti-dilutive due to the Company’s loss position:

	December 31, 2016	December 31, 2015
Common share options	2,834,060	2,900,211

Total potentially dilutive securities	2,834,060	2,900,211

The Company had 367,500 placement agent options that expired unexercised on March 17, 2016. In addition, as described in Note 11, the Company has 2,834,060 options outstanding as of December 31, 2016 related to the 2014 NPS Corp. Plan. As of December 31, 2015 there were 367,500 placement agent options outstanding and 2,532,711 options outstanding related to the 2014 NPS Corp. Plan. Such options are considered to be potentially dilutive securities.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. Early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date (December 15, 2015). We have initiated an assessment of our revenue streams and are engaging outside consultants to perform a full assessment of the impact for implementing these standards. We have begun evaluating the impact of the new standard on our core revenues, and continue to evaluate its effect on our financial statement disclosures. We expect to have our preliminary evaluation, including the selection of an adoption method, completed by the end of 2017.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which addresses various issues by making changes to the guidance originally included in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in ASC 606 (as revised) is effective in the quarter and year beginning January 1, 2018, for public entities with a calendar year-end. We are currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). This update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The amendments in this update are effective at the same time as ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted this standard in the fourth quarter of 2016. In accordance with the guidance, the Company has expanded its disclosures to include the conditions that gave rise to the substantial doubt about the Company’s ability to continue as a going concern as well as the actions taken to alleviate those concerns, as described in Note 1.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this update require an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The application of this ASU will not have an impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in our results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. This new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that fiscal year. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. This new standard is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The application of this ASU did not have an impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The application of this ASU will not have an impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The application of this ASU will not have a material impact on our financial statements and we will not change our accounting policy in regards to forfeitures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This updates indicates that there is diversity in the practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230.This amendment provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. Public business entities should apply the guidance in Update 2016-15to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit and debt. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of December 31, 2016 and 2015, approximate fair value due to their short-term nature and are classified within Level 3 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

During 2014, the Company entered into a technology development contract with a customer that will result in the Company receiving a royalty free license upon successful completion of the development. The Company determined the value of this license using a probability weighted analysis. The analysis applied a range of possibilities to a set of possible outcomes and attributed a value in the event of each outcome. The probabilities and weightings used in the analysis were based on management’s views of the opportunities that will be available to the Company upon completion of the contract and receipt of the license, as well as a review of the outcomes that would result from the selected scenarios. The Company determined this was the most reliable approach to value the license. The license was accreting to full value over the development period of the contract and was subsequently to be amortized over is estimated useful life at the time. The license asset was sold on October 26, 2016, as part of the utility wind asset sale. The value assigned to the license at December 31, 2016 and December 31, 2015 is $0 and $792, respectfully, represents a fair value measurement on a nonrecurring basis, and is included in assets held for sale, as of December 31, 2015, on the accompanying consolidated balance sheet.

In 2016, the Company performed a quantitative, step-one and step two, analysis of goodwill. The two-step goodwill impairment test involves fair value measurements that are based on significant inputs not observable in the market and thus represent Level 3 measurements as defined by ASC 820. In the two-step assessment, management primarily uses a discounted cash flow analysis. Key assumptions in the discounted cash flow analysis include an appropriate discount rate, estimated revenue, terminal year multiples, and operating costs. In estimating cash flows, management incorporates current market information, as well as historical and other factors into the forecasted results. The value assigned to the goodwill for the Company’s Product, Sales and Services segment at December 31, 2016 and December 31, 2015 is $0 and $361, respectively, represents a fair value measurement on a nonrecurring basis as it was fully impaired in year ended December 31, 2016.

In 2015, the Company entered into foreign currency forward contracts and no-cost collars, usually with one to three month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.

There were no foreign currently forward contracts entered into during 2016 and there were no foreign currency forward contracts outstanding at December 31, 2016 and 2015. Net losses of $21 thousand and net gains of $13 thousand related to these contracts were recognized as a component of other expense, net for the year ended December 31, 2015.

4.	INVENTORIES

Inventories, net of reserves, as of December 31, 2016 and 2015 consist of:

	December 31, 2016	December 31, 2015
Raw materials	$2,897	$3,298
Work in process	1,304	1,170
Finished goods	3,469	5,081
Allowance for obsolescence	(511)	(316)

Total inventory — net	$7,159	$9,233

For the year ended December 31, 2016 and 2015, the Company recorded an inventory provision of approximately $259 and $202, respectively.

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at December 31, 2016 and 2015 consist of:

	December 31, 2016	December 31, 2015
Lease improvements	$59	$48
Machinery and equipment	2,232	2,390
Patterns and tooling	1,042	1,615
Office furniture and equipment	424	424
Information technology equipment and software	677	848

	4,434	5,325
Less accumulated depreciation	(2,949)	(3,279)

Total property, plant and equipment, net of depreciation	$1,485	$2,046

Depreciation expense was $531 and $603 for the years ending December 31, 2016 and 2015, respectively.

In 2016, the Company disposed of equipment, patterns and tooling with a cost of $1,176 and a net book value of $315.

In 2015, the Company disposed of equipment, patterns and tooling with a cost of $1,128 and a net book value of $252.

6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of:

	December 31, 2016
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	0.0 years	$490	$(490)	$—
Trade name	0.7 years	89	(80)	9

		$579	$(570)	$9

	December 31, 2015
	Average Remaining Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount End of Year
Core technology	0.7 years	$490	$(433)	$57
Trade name	1.7 years	89	(66)	23

		$579	$(499)	$80

As part of an agreement with WEG Equipamentos Elétricos S.A. to develop a 3.3 MW wind turbine, the Company has recorded an intangible asset of $0 and $792 as of December 31, 2016 and 2015, respectively, representing the earned value of the royalty free license the Company will receive upon completion of the development project. The Company’s estimate of the total value of this intangible asset was being capitalized over the period of the development project. Amortization of the intangible asset was to commence when the Company completed the project and had the ability to license/sell the 3.3 MW wind turbine. The license asset was sold on October 26, 2016, as part of the utility wind asset sale.

Amortization expense as of December 31, 2016 and 2015 totaled $128, which included $57 related to amortization on intangibles prior to utility wind asset sale, and $187, respectively.

The expected aggregate future amortization expense is as follows.

Years	Amortization
2017	$9

$9

Goodwill consists of:

	December 31, 2016
	Beginning Balance	Impairment Loss	Ending Balance
Product Sales and Service	$361	$(361)	$—
Technology Licensing	361	—	361

Total	$722	$(361)	$361

	December 31, 2015
	Beginning Balance	Impairment Loss	Ending Balance
Product Sales and Service	$361	$—	$361
Technology Licensing	361	—	361

Total	$722	$—	$722

During the fourth quarter of 2016, the Company performed its annual impairment analysis. As a result of the Product, Sales and Services reporting segment having a carrying value in excess of its estimated fair value, the Company performed a quantitative, step-one and step two, analysis of goodwill. The first step of the goodwill impairment analysis identifies potential impairment and determines a fair value for the reporting segment. The second step of the goodwill impairment test involved allocating the estimated fair value of the reporting unit among the assets and liabilities of the reporting unit in a hypothetical purchase price allocation. The results of the hypothetical purchase price allocation indicated there was no fair value was attributable to goodwill. As a result, we recognized a goodwill impairment charge of $0.4 million. There was no impairment in 2015.

7.	GAIN ON SALE OF ASSETS

On October 26, 2016, the Company entered into a definitive agreement for WEG Electric Corp. and WEG Equipamentos Eletricos S.A. (collectively, “WEG”) to acquire some of the Company’s utility wind assets. Under the agreement, the proven utility scale direct drive technology developed are solely owned by WEG and its affiliates. All assets and liabilities, including the related patent portfolio for utility wind greater than 1.5 MW were acquired by WEG. In addition, WEG assumed all liabilities related to a maintenance agreement the Company had entered into upon the sale of two prototype turbines to a customer. WEG will continue to compensate the Company under the existing arrangement paying royalties for sales in South America resulting in future payments of up to approximately $10.0 million, of which $3.0 million are fixed payments. Additionally, WEG will pay the Company up to $17.5 million in royalty payments over the next decade for turbines shipped anywhere outside of South America.

The gain on the disposition is included in loss from continuing operations before income taxes in the statement of operations in accordance with ASC 360-10-45-5. Any future royalty payments will be considered additional proceeds from sale and will be recorded as gain on sale of assets in the consolidated statements of operations. The net book value of all items transferred or retired total $2.1 million and the guaranteed consideration totaled $3 million. This results in a gain on sale of assets totaling $973 thousand in Q4 2016.

8.	REVOLVING LINE OF CREDIT

Debt at December 31, 2016 and 2015 consists of:

	December 31, 2016	December 31, 2015
Working capital revolving line of credit	$1,600	$2,892

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

At December 31, 2016, there was $1,600 outstanding on the revolving line of credit as well as $0 outstanding in performance and warranty letters of credit and the Company had a net maximum supported borrowing base, in excess of loans outstanding, of $0.4 million.

9.	ACCRUED EXPENSES

Accrued expenses consist of:

	December 31, 2016	December 31, 2015
Accrued warranties	$1,912	$2,171
Accrued rebates, allowances and discounts	65	20
Other accrued expenses	963	1,814

Total accrued expenses	$2,940	$4,005

Changes in the Company’s product warranty accrual during 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Beginning balance	$2,171	$1,637
Provisions, net of reversals	1,238	1,802
Settlements	(1,497)	(1,268)

Ending balance	$1,912	$2,171

10.	CAPITAL STRUCTURE

Common Shares-No Par — The Company’s authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of December 31, 2016, there were 23,613,884 voting common shares issued and outstanding.

11.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

A summary of the stock option activity under the 2014 NPS Corp Plan for December 31, 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2014	2,403,347	$2.20	6.0 years	$2,151
Granted	413,625	$0.49
Exercised	(1,596)	$1.59
Canceled	(282,665)	$2.38

Outstanding — December 31, 2015	2,532,711	$1.90	5.2 years	$—
Granted	705,000	$0.19
Canceled	(403,651)	$2.67

Outstanding — December 31, 2016	2,834,060	$1.37	3.6 years	$—

Exercisable — December 31, 2016	1,966,614	$1.82	2.3 years	$—

Shares vested and expected to vest December 31, 2016	2,707,901	$1.42	3.5 years	$—

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the year ended December 31, 2016 and 2015 was $0.11 and $0.29 per share, respectively. At December 31, 2016, unrecognized stock-based compensation expense related to non-vested stock options is $182 which is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.

The Company calculates the fair value of stock-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Option pricing model input assumptions such as expected term, expected volatility, risk-free interest rate, dividend rate, and the fair value of the Company’s common shares impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. The Company uses the simplified method for estimating expected term representing the midpoint between the vesting period and the contractual term. The Company estimates volatility based on the historical volatility of a peer group of publicly-traded companies. The risk-free interest rate is the implied yield currently available on U.S. treasury zero-coupon issues with a term equal to the expected vesting term. Estimated forfeitures are adjusted over the requisite service period based on the extent to which actual forfeitures differ from estimated forfeitures.

The Company estimated the grant-date fair values of stock options granted in 2016, using the Black-Scholes option pricing model and the following assumptions:

	2016	2015
Expected volatility	73.0% – 77.0%	76.0%
Risk-free interest rate	1.40% – 1.98%	1.09% – 1.59%
Expected life (years)	4.5	4.5
Dividend yield	0.0%	0.0%

As of December 31, 2016, 268,560 options were available for grant. The Company had 367,500 placement agent options that expired on March 17, 2016.

In November 2016, the Company granted 210,000 restricted common shares, with a fair value per share of $0.15 to its non-employee directors under the 2014 NPS Corp Plan as part of each such director’s compensation for service on the Company’s Board of Directors. In addition, in November 2016, the non-employee directors also elected to receive 50% of their annual retainer compensation in restricted shares, rather than cash. As such, the Company granted 230,000 restricted common shares, with a fair value per share of $0.19. Both restricted common share grants vested 100% on the grant date.

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

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the years ended December 31, 2016 and 2015. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Cost of revenue	$10	$31
Sales and marketing	65	68
Research and development	11	20
General and administrative	433	801

	$519	$920

12.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. As of January 1, 2016, the Company contributes 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Prior to January 1, 2016, the Company contributed 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for 2016 and 2015 were $68 and $207, respectively.

13.	INCOME TAXES

Income (loss) before provision for income taxes consists of the following:

	December 31, 2016	December 31, 2015
United States	$(8,905)	$(6,494)
Foreign	129	269

Total	$(8,776)	$(6,225)

The provision for income taxes for the years ended December 31, 2016 and 2015, consists of the following:

	December 31, 2016	December 31, 2015
Current Provision
Federal	$—	$—
State	6	4
Foreign	263	1,553

Total current provision	269	1,557

Deferred provision
Federal	(84)	12
State	(12)	2

Total deferred provision	(96)	14

Total provision for income taxes	$173	$1,571

Components of deferred income tax assets and liabilities at December 31, 2016 and, 2015 are as follows:

	December 31, 2016	December 31, 2015
Deferred income tax assets:
Net operating losses	$49,736	$47,618
Research and development tax credits	1,462	1,462
Bad debts	—	133
Deferred revenue	2,458	3,647
Inventories	238	174
Intangible assets and property	2,043	2,302
Stock-based compensation	3,555	3,358
Accrued expenses and other	1,241	1,485

	60,733	60,179

Deferred income tax liabilities:
Goodwill	52	175
Prepaid expenses	143	177
Deferred costs	133	2,421
Unremitted Earnings of Foreign Subsidiaries	27	—

	355	2,773

Net deferred income tax assets	60,378	57,406
Valuation allowance	(60,457)	(57,581)

Carrying value of net deferred liability	$(79)	$(175)

A reconciliation of the U.S. statutory federal income tax rate and the Company’s effective income tax rate for the years ended December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
Federal statutory rate	34.00%	34.00%
State taxes — net of federal benefit	0.12	(0.06)
Tax credits	—	2.40
Other permanent items	(2.35)	(1.45)
Unremitted Earnings of Foreign Subs	(2.08)	—
Foreign withholding tax	(1.88)	(15.93)
Valuation allowance	(29.78)	(44.19)

Effective income tax rate	(1.97)%	(25.23)%

As of December 31, 2016, the Company had $133,398 of federal net operating loss carryforwards that begin to expire in 2028, approximately $79,177 of state net operating loss carryforwards that expire from 2016 through 2028, and approximately $1,462 of research and development tax credits that begin to expire in 2028. The net operating loss carryforwards include approximately $71 for which a benefit will be recorded in additional paid-in capital when realized. In addition, the amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 and 383 of the Internal Revenue Code.

The Company has completed a Section 382 study, through November 30, 2014, to assess if any ownership changes would have caused limitations to our net operating loss carryforwards. Based on that study, the Company has concluded an ownership change occurred on September 19, 2008 and therefore there is potential for $2,600 of net operating loss to be limited. For the period September 20, 2008 through November 30, 2014, the Company has determined that it is more likely than not that there has not been an ownership change under Section 382. We have not completed an updated Section 382 study for periods after November 30, 2014, and as such are not able to assess whether and ownership change has occurred that could cause limitations to our net operating loss carryforwards.

The net increase in the valuation allowance was $2,876 and $3,015 at December 31, 2016 and 2015, respectively. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income. Based upon this analysis, it is not more likely than not that some portion or all of the deferred tax assets will be realized. The net deferred tax liability as of December 31, 2016 and 2015 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and which are not currently available as a source of taxable income.

The Company recognizes in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards. Based on this review, the Company has concluded that there are no uncertain tax positions that would require recognition or disclosure within the consolidated financial statements, as of December 31, 2016 and 2015. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

The Company files federal and various state income tax returns. Due to federal and state net operating loss carryforwards, income tax returns from 2008 through 2015 remain open for examination, with limited exceptions. The Company’s 2009 federal return has been audited and the audit was closed without any changes to the return positions. In addition, the statute of limitations remains open for the Company’s Switzerland-based subsidiary for 2009 and subsequent periods.

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

The Company manages its business with the four following segments:

•	Product Sales and Service — Included in this business segment are the Company’s sales of distributed turbines along with related services, power convertors, other products produced and sold to customers, as well as, in the future the Company’s direct sales of utility-class turbines.

•	Technology Licensing — Included in this business segment is the licensing of packages of the Company’s developed technology.

•	Technology Development — Included in this business segment is the Company’s development of technology for customers.

•	Shared Services — These costs and expenses are comprised mainly of the general and administrative departments including executive, finance and accounting, legal, human resources, and information technology support, as well as certain shared engineering, and in certain circumstances, sales and marketing activities.

Unallocated costs and expenses include depreciation and amortization, stock compensation, and certain other non-cash charges, such as restructuring and impairment charges.

Revenue for the four business segments are shown as follows:

	December 31, 2016	December 31, 2015
Product Sales and Services	$34,248	$44,156
Technology Licensing	441	4,748
Technology Development	1,212	5,111

Total	$35,901	$54,015

Income (loss) from operations for the business segments and unallocated costs and expenses are as follows:

	December 31, 2016	December 31, 2015
Product Sales and Services	$(2,299)	$(2,291)
Technology Licensing	1,180	3,652
Technology Development	584	4,244
Shared Services	(5,894)	(8,580)
Unallocated costs and expenses	(2,539)	(2,905)

Loss from operations	$(8,968)	$(5,880)

Unallocated costs and expenses consist of:

	December 31, 2016	December 31, 2015
Depreciation and amortization	$(659)	$(790)
Stock-based compensation expense	(519)	(920)
Other	(1,361)	(1,195)

	$(2,539)	$(2,905)

Total business segment assets are as follow:

	December 31, 2016	December 31, 2015
Product Sales and Services	$15,755	$27,033
Technology Licensing	1,915	1,222
Technology Development	—	1,477
Shared Services	247	381
Unallocated assets	748	1,763

Total	$18,665	$31,876

Unallocated assets consist of the following:

	December 31, 2016	December 31, 2015
Cash	$705	$1,746
Prepaid other	33	—
Property, plant and equipment, net	10	17

Total	$748	$1,763

Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	December 31, 2016	December 31, 2015
United States	$5,237	$6,635
United Kingdom	6,501	17,321
Italy	22,411	20,235
Brazil	1,629	9,755
Asia	3	64
Rest of the world	120	5

Total	$35,901	$54,015

For the years ended December 31, 2016 and 2015, 85% and 88% of revenues, respectively, were recognized from sales to customers outside the United States.

Geographic information about property, plant, equipment as well as intangible assets and goodwill associated with particular regions is as follows:

	December 31, 2016	December 31, 2015
United States	1,260	$2,758
Rest of the world	595	90

Consolidated Total	$1,855	$2,848

15.	SUBSEQUENT EVENTS

The company evaluated subsequent events through the date of the filing and had no additional subsequent events to report.

16.	COMMITMENTS AND CONTINGENCIES

The Company has sold two prototype turbines to a customer resulting in a potential cost to perform a separately priced maintenance agreement. The Company is accounting for this contract under ASC 460 Guarantees, which requires that the measurement of a guarantee liability be the fair value of the obligation at each reporting period. If the consideration of the fair value of an obligation results in the potential of a contingent loss, consideration of the probable and estimable criteria of ASC 450-20-25 is appropriate. Furthermore, for longer-term obligations, such as this, the Company considers the use of a discount factor in determining the estimated liability to be appropriate. The Company originally estimated the discounted value of such exposure at $562, using a discount rate of 9% over approximately 10 years. The total liability related to this exposure was transferred to WEG as part of the sale agreement. The total liability related to this exposure, as of December 31, 2016 and 2015 is $0 and $406, respectively, of which $0 and $160, respectively, is recorded as a current liability.

The Defense Contract Auditing Agency (“DCAA”) completed field work on the 2004 audit and issued a final report to the National Renewable Energy Laboratory (“NREL”). NREL has not issued a final determination related to the findings as of December 31, 2016. The DCAA considers the years 2005 through 2007 and 2010 open for audit, however, there has been no audit activity related to these years and the Company has not received formal notification that such audits are on hold. Management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of a final determination from NREL on the 2004 audit and lack of activity on later audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company. The Company, however, does not expect a material impact based on the results of previous audits.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the years ended December 31, 2016 and 2015 was $410 and $415, respectively. The Company has leased its headquarters and production facility back from the buyer for up to a five-year term. Effective as of the second anniversary of the lease commencement (June 19, 2014), the Company has an annual right to terminate the lease without penalty. We have exercised the right to cancel the lease as of December 31, 2016 and are in the process of renegotiating a revised ease at the facility for less square footage and lower overall price per square foot. Therefore, only six months (January 2017 through June 2017) of rental expense is included in the table below. Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31,
2017	243
2018	69
2019	7

Total	$319

17.	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth selected quarterly financial information for the fiscal years ended December 31, 2016 and 2015. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Three Months Ending
	March 31		June 30		September 30		December 31
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$5.2	$9.2	$8.7	$13.0	$12.1	$13.4	$9.9	$18.4
Loss from operations	$(4.1)	$(3.5)	$(2.2)	$(2.2)	$(1.2)	$—	$(1.4)	$(0.2)
Net loss	$(4.2)	$(4.0)	$(2.5)	$(2.7)	$(1.4)	$(0.5)	$(0.8)	$(0.6)
Net loss per common share — Basic and diluted	$(0.18)	$(0.17)	$(0.11)	$(0.11)	$(0.06)	$(0.02)	$(0.04)	$(0.04)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2016, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Operating Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Operating Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported appropriately and within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control and procedures objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2016, we identified three material weaknesses in our internal control over financial reporting. Specifically, we had inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales that remained in logistics warehouses while certain logistics events were completed. We also had inadequate and effective controls for reviewing and analyzing complex or non-routine transactions. These material weaknesses existed at December 31, 2015 and remained unremediated. In connection with the closing of our second quarter of 2016, we identified a material weakness in our internal control over financial reporting. Specifically, our inventory reconciliation control was not properly designed as it did not include the reconciliation of all non-system generated entries recorded to the general ledger. The material weaknesses resulted in material misstatements of our consolidated financial statements or disclosures, which have been corrected in previous filings. Until remediated, the matters described above will continue to constitute material weaknesses in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.

As a result of the material weaknesses, our management concluded that, as of December 31, 2016, our internal controls over financial reporting was not effective.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management is engaged in the planning for, and implementation of, remediation efforts to address the material weakness. These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the Company’s overall financial control.

•	enhance the formality and rigor of the reconciliation procedures and the evaluation of certain accounts and transactions;

•	enhance the design of existing monitoring controls;

•	enhancement and formation of our month end close and financial reporting review process to ensure that complex or significant transactions are thoroughly analyzed with the accounting and finance management team;

•	engage outside technical accounting consultants to provide assistance and guidance in determining accounting conclusions for non-routine, complex transactions;

•	enhancement of our existing policies and procedures relating to the preparation and review of general ledger reconciliations, including establishment of a formal escalation method to notify when accounts that have gone un-reconciled or unadjusted variances; and we have and plan to continue to improve the quality and timing of our accounting close process and financial reporting to allow for increase time for review.

We will continue to implement these and other improvements until our material weaknesses are fully remediated.

Changes in Internal Control over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our 2017 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our 2017 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our 2017 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our 2017 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our 2017 Proxy Statement, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following is filed as part of this Annual Report on Form 10-K:

1. Financial Statements.

NORTHERN POWER SYSTEMS CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Year	Charged to Expense	Write- Offs	Recoveries and Other Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended December 31, 2016	$350	$(28)	$(322)	$—	$—
Fiscal year ended December 31, 2015	$187	$31	$(36)	$168	$350

	Balance Beginning of Year	Additions	Write- Offs	Recoveries	Balance End of Year
Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2016	$57,581	$2,876	$—	$—	$60,457
Fiscal year ended December 31, 2015	$54,566	$3,015	$—	$—	$57,581

(b) Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN POWER SYSTEMS CORP.

Date: March 31, 2017	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
President and Chief Operating Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ciel R. Caldwell and Eric Larson, and each of them, his or her true and lawful attorneys in fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys in fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Ciel R. Caldwell Ciel R. Caldwell	President and Chief Operating Officer (Principal Executive Officer)	March 31, 2017

/s/ Eric Larson Eric Larson	Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2017

/s/ Kevin R. Kopczynski	Director	March 31, 2017
Kevin R. Kopczynski

/s/ Alexander Ellis, III	Director	March 31, 2017
Alexander Ellis, III

/s/ Richard Hokin	Director	March 31, 2017
Richard Hokin

/s/ John Simon	Director	March 31, 2017
John Simon

Signature	Title	Date

/s/ William F. Leimkuhler	Director	March 31, 2017
William F. Leimkuhler

/s/ Robert L. Lentz	Director	March 31, 2017
Robert L. Lentz

/s/ Gregory Wolf	Director	March 31, 2017
Gregory Wolf

/s/ Troy C. Patton	Director	March 31, 2017
Troy C. Patton

EXHIBIT INDEX

Number	Description

2.1	Merger Agreement by and between Wind Power Holdings, Inc., Mira III Acquisition Corp (now known as Northern Power Systems, Corp), Mira Subco, Inc. and Mira Subco, LLC dated as of March 3, 2014. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

3.1	Articles of Association of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

4.1	Form of Common Share Certificate of Registrant (filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317), filed by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

4.2	Form of Class B Restricted Voting Share Certificate of the Registrant (filed as Exhibit 4.1A to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

4.3	Fifth Amended and Restated Investors’ Rights Agreement by and between Wind Power Holdings, Inc. and certain of its shareholders dated as of April 14, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.1#	Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.2	Northern Power Systems Corp. 2014 Stock Option and Incentive Plan Form of Non-Qualified Stock Option Grant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.3	Employment Agreement by and between the Registrant and Troy C. Patton (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on February 12, 2014 and incorporated herein by reference

10.4#	Employment Agreement by and between the Registrant and Ciel R. Caldwell (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

10.5#	Employment Agreement by and between the Registrant and Jonathan A. Lynch (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

10.6#	Employment Agreement dated as of May 5, 2014 by and between Northern Power Systems, Inc. and Lawrence D. Willey (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-55184) on August 14, 2014 and incorporated herein by reference)

10.8	Amended and Restated Loan and Security Agreement by and between the Registrant and Comerica Bank, dated December 31, 2013, as amended June 30, 2014 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

Number	Description

10.9†	Technological Know-How Transfer Agreement for NPS 2.X by and between the Registrant and WEG Equipamentos Elétricos S.A. dated March 20, 2013 (filed as Exhibit 10.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

10.10†	Turbine Design and Development Agreement for 3.3 MW by and between Registrant and WEG Equipamentos Elétricos S.A. dated February 28, 2014 (filed as Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

10.11	Lease Agreement dated as of June 19, 2014 by and between Northern Power Systems, Inc. and Malone 29 Pitman Road Properties, LLC (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-55184) on August 14, 2014 and incorporated herein by reference)

10.12	Purchase and Sale Agreement dated as of March 5, 2014 by and between Wind Power Holdings, Inc. and Malone Properties, Inc. (filed as Exhibit 10.16 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

10.13	Escrow Agreement made and entered into as of April 16, 2014, by and among Northern Power Systems Corp., Equity Financial Trust Company, as escrow agent, and the shareholders named therein (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.14*	Amendment No. 2 to Amended and Restated Loan and Security Agreement by and between the Registrant and Comerica Bank, dated April 30, 2015

10.15*	Amendment No. 3 to Amended and Restated Loan and Security Agreement by and between the Registrant and Comerica Bank, dated September 30, 2016

10.16*	Amendment No. 2 to Master Revolving Note by and between the Registrant and Comerica Bank, dated September 30, 2016

10.17*	Borrower Agreement by and between the Registrant and the Export-Import Bank of the United States dated September 30, 2016

10.18#*	Employment Agreement dated as of October 5, 2016, by and between Northern Power Systems, Inc. and June M. Morris

10.19*††	Asset Purchase Agreement, dated October 26, 2016, by and among the Registrant and WEG Electric Corp. and WEG Equipamentos Elétricos S.A

10.20*	First Amendment to the Technological Know-How Agreement for NPS2.X by and between WEG Equipamentos Electricos S.A. and Northern Power Systems, Inc. dated October 26, 2016

21.1*	Subsidiaries of the Registrant

23.1*	Consent of RSM US LLP, Independent Registered Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Principal Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description

31.2*	Principal Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment previously granted by the SEC.
††	Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, and (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, and (iii) Consolidated Statements of Changes in Shareholders’ Equity (Deficiency) for the years ended December 31, 2016 and 2015, and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.