Form 10-Q
period 2017-03-31
Northern Power Systems Corp.
filed 2017-05-12
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	23,613,884
Class	Outstanding at May 12, 2017

Northern Power Systems Corp.

FORM  10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(In thousands, except share amounts)

(unaudited)

ASSETS	March 31, 2017	December 31, 2016
CURRENT ASSETS:
Cash and cash equivalents	$6,599	$5,423
Accounts receivable — net of allowance for doubtful accounts of $0 at March 31, 2017 and December 31, 2016	1,442	674
Unbilled revenue	1,094	2,576
Inventories — net (Note 4)	9,250	7,159
Deferred costs	1,573	351
Prepaid expenses and other current assets	580	627

Total current assets	20,538	16,810
Property, plant and equipment — net (Note 5)	1,488	1,485
Intangible assets — net (Note 6)	—	9
Goodwill	361	361

Total Assets	$22,387	$18,665

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(In thousands, except share amounts)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	March 31, 2017	December 31, 2016
CURRENT LIABILITIES:
Working capital revolving line of credit (Note 8)	$1,850	$1,600
Accounts payable	4,398	3,354
Accrued expenses (Note 9)	2,893	2,940
Accrued compensation	1,293	1,586
Deferred revenue	3,271	1,821
Customer deposits	9,453	7,419
Other current liabilities	872	92

Total current liabilities	24,030	18,812
Deferred revenue, less current portion	1,985	2,332
Deferred income taxes, net of current portion (Note 13)	82	79

Total Liabilities	26,097	21,223

Commitments and Contingencies (Note 16)

SHAREHOLDERS’ DEFICIENCY:

Voting common shares, no par value — Unlimited shares authorized; 23,613,884 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	165,642	165,642
Additional paid-in capital	9,185	9,158
Accumulated other comprehensive loss	(39)	(50)
Accumulated deficit	(178,498)	(177,308)

Total Shareholders’ Deficiency	(3,710)	(2,558)

Total Liabilities and Shareholders’ Deficiency	$22,387	$18,665

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands, except share and per share amounts)

(unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
REVENUES:
Product	$5,195	$4,115
Service	1,008	727
Design service	—	218
License	—	118

Total revenues	6,203	5,178

Cost of product revenues	4,678	5,071
Cost of service revenues	770	744

Gross margin	755	(637)
OPERATING EXPENSES:
Sales and marketing	636	1,027
Research and development	628	924
General and administrative	1,133	1,559
Gain on sale of assets	(225)	—

Total operating expenses	2,172	3,510

Loss from operations	(1,417)	(4,147)
Interest expense	(13)	(48)
Other income	256	30

Loss before provision for income taxes	(1,174)	(4,165)
Provision for income taxes	16	66

NET LOSS	(1,190)	(4,231)

Other comprehensive income
Change in cumulative translation adjustment	11	23

COMPREHENSIVE LOSS	$(1,179)	$(4,208)

Net loss applicable to common shareholders (Note 2)	$(1,190)	$(4,231)

Net loss per common share
Basic and diluted	$(0.05)	$(0.18)

Weighted average number of common shares outstanding
Basic and diluted	23,613,884	23,173,884

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(In thousands except share amounts)

(unaudited)

	Voting Common Shares-No Par		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficiency
	Shares	Amount
BALANCE — December 31, 2016	23,613,884	$165,642	$9,158	$(50)	$(177,308)	$(2,558)
Stock based compensation expense	—	—	27	—	—	27
Cumulative translation adjustment	—	—	—	11	—	11
Net loss	—	—	—	—	(1,190)	(1,190)

BALANCE — March 31, 2017	23,613,884	$165,642	$9,185	$(39)	$(178,498)	$(3,710)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2017 AND 2016

(All amounts in thousands)

(unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES:
Net loss	$(1,190)	$(4,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	—	85
Recovery of doubtful accounts	—	(44)
Stock-based compensation expense	27	159
Depreciation and amortization	127	180
Loss on disposal of assets	—	83
Gain on sale of asset	(225)	—
Deferred income taxes	3	4
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(836)	1,245
Other current and noncurrent assets	47	236
Inventories	(2,091)	(3,264)
Deferred costs	(1,222)	2,486
Accounts payable	1,045	621
Accrued expenses	(340)	(729)
Customer deposits	2,034	2,027
Deferred revenue and other short term liabilities	1,607	(1,770)
Other liabilities	—	7

Net cash used in operating activities	(1,014)	(2,905)

INVESTING ACTIVITIES:
Proceeds from sale of assets	2,050	—
Purchases of property and equipment	(121)	(129)

Net cash provided by (used in) investing activities	1,929	(129)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit, net of borrowings	250	708

Net cash provided by financing activities	250	708

Effect of exchange rate change on cash	11	23

Change in cash and cash equivalents	1,176	(2,303)
Cash and cash equivalent — Beginning of Period	5,423	6,333

Cash and cash equivalent — End of Period	$6,599	$4,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$15

Cash paid for income taxes	$17	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited, in thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

Northern Power Systems Corp. (together with its consolidated subsidiaries, “we”, “us”, “our”, “Northern Power Systems” or the “Company”) is a provider of advanced renewable power generation and power conversion technology for the distributed energy sector. We design, manufacture and service a suite of proven permanent magnet direct-drive (“PMDD”) wind turbine platforms for the distributed wind market, as well as power converters for battery energy storage applications. We are now developing integrated energy storage solutions to provide end users with turn-key distributed energy solutions. Historically we licensed our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers. In October 2016 we completed the sale of these technology rights to one of our partners, which will enable us to focus our efforts on the distributed energy segment. With our predecessor companies dating back to 1974 we have decades of experience in developing proven innovative energy solutions in the power generation and conversion space.

The Company’s principal manufacturing and headquarters are in Barre, Vermont, with additional office space for use by certain of our finance, and business development teams in Burlington, Massachusetts, and sales offices in Zurich, Switzerland, and sales and service office in Bari, Italy, and Cornwall, U.K. The Company previously operated under the name Wind Power Holding, Inc. and was originally incorporated in Delaware on August 12, 2008. Our common shares are listed on the Toronto Stock Exchange under the symbol “NPS”.

Liquidity — The Company has incurred operating losses since its inception, including a net loss of $1.2 million for the quarter ending March 31, 2017 and had an accumulated loss of $178.5 million at March 31, 2017. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. Since inception, the Company has funded its net capital requirements with proceeds from private and public equity and debt offerings. In addition, the Company has experienced recurring negative operating cash flows, which has resulted in decreases in our cash balance. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company evaluated these conditions as well as actions taken in 2016 to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, the Company has begun commercializing the sales of power converters, expanding our service offerings to include full turnkey wind turbine installations and has increased sales staff to expand into additional markets, especially the U.S. The Company believes that the actions taken have alleviated the substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2016 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2017.

Comprehensive Loss — Cumulative translation adjustments are excluded from net loss and shown as a separate component of shareholders’ deficiency.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. Early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date (December 15, 2015). We have initiated an assessment of our revenue streams and are engaging outside consultants to perform a full assessment of the impact for implementing these standards. We have begun evaluating the impact of the new standard on our core revenues, and continue to evaluate its effect on our financial statement disclosures. We expect to have our evaluation, including the selection of an adoption method, completed before the end of 2017.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which addresses various issues by making changes to the guidance originally included in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in ASC 606 (as revised) is effective in the quarter and year beginning January 1, 2018, for public entities with a calendar year-end. We expect to have our evaluation, including the selection of an adoption method, completed before the end of 2017.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). This update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The amendments in this update are effective at the same time as ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We expect to have our evaluation, including the selection of an adoption method, completed before the end of 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. This new standard is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of our pending adoption of the new standard on it consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted ASU 2016-09 as of January 1, 2017, and this ASU did not have a material impact on our financial statements and did not change our accounting policy in regards to forfeitures. The Company’s adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for the prior periods presented has not been adjusted to reflect the change.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carry amount exceeds its fair value, not to exceed the carry amount of its goodwill. ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The Company may early adopt ASU 2017-04 as part of its annual impairment testing in the fourth quarter of 2017.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2016 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

2.	NET LOSS PER SHARE

Basic loss per share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted loss per share is determined by dividing loss attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the three months ended March 31, 2017 and 2016, all potential common shares were anti-dilutive due to the net loss and were excluded from the diluted net loss per share calculations.

The calculations of basic and diluted net loss per share are as follows:

	For the three months ended
	March 31, 2017	March 31, 2016
Basic earnings per share calculation
Numerator
Net loss	$(1,190)	$(4,231)

Net loss attributable to common shareholders	$(1,190)	$(4,231)

Denominator
Weighted average common shares outstanding — Basic and diluted	23,613,884	23,173,884
Net loss per share-Basic and diluted	$(0.05)	$(0.18)

The following potentially dilutive securities were excluded from the calculation of dilutive weighted average shares outstanding because they were considered anti-dilutive due to the Company’s loss position:

	March 31, 2017	March 31, 2016
Common share options	1,828,680	2,510,082

Total potentially dilutive securities	1,828,680	2,510,802

3.	FAIR VALUE MEASUREMENT

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of March 31, 2017 and December 31, 2016, approximate fair value due to their short-term nature. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents when held consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

The value assigned to goodwill at December 31, 2016 was $361 and represents a fair value measurement on a nonrecurring basis as it was partially impaired during the year ended December 31, 2016.

4.	INVENTORIES

Inventories, net of reserves, as of March 31, 2017 and December 31, 2016 consist of:

	March 31, 2017	December 31, 2016
Raw materials	$3,441	$2,897
Work in process	1,046	1,304
Finished goods	5,274	3,469
Allowance for obsolescence	(511)	(511)

Total inventory — net	$9,250	$7,159

For the three months ended March 31, 2017 and 2016, the Company recorded inventory provisions of $0 and $85, respectively.

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at March 31, 2017 and December 31, 2016 consist of:

	March 31, 2017	December 31, 2016
Lease improvements	$21	$21
Machinery and equipment	2,354	2,270
Patterns and tooling	1,079	1,042
Office furniture and equipment	424	424
Information technology equipment and software	677	677

	4,555	4,434
Less accumulated depreciation	(3,067)	(2,949)

Total property, plant and equipment, net of depreciation	$1,488	$1,485

Depreciation expense was $118 and $135 for the three months ended March 31, 2017 and 2016, respectively.

6.	INTANGIBLE ASSETS

Intangible assets consist of trade name which had a net carrying amount of $0 as of March 31, 2017 and $9 as of December 31, 2016.

Amortization expense for the three months ended March 31, 2017 and 2016 was $9 and $45, respectively.

7.	GAIN ON SALE OF ASSETS

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

The gain on the disposition is included in loss from continuing operations before income taxes in the statement of operations in accordance with ASC 360-10-45-5. Any future royalty payments will be considered additional proceeds from sale and will be recorded as gain on sale of assets in the consolidated statements of operations. Gain on sale of assets for the three months ended March 31, 2017 was $225.

8.	DEBT

Debt at March 31, 2017 and December 31, 2016 consist of:

	March 31, 2017	December 31, 2016
Working capital revolving line of credit	$1,850	$1,600

Our working capital line of credit is $2.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. The credit facility is scheduled to mature on December 31, 2017. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of March 31, 2017 and December 31, 2016, we had $1.9 million and $1.6 million, respectively, outstanding on the working capital revolving line of credit. At March 31, 2017, we had a net maximum supported borrowing base of $0.1 million remaining. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one-year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At March 31, 2017, we had $0.1 million of such performance and warranty guarantees outstanding with two customers.

The working capital line of credit contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At March 31, 2017, we had unencumbered liquid assets having a value of $6.6 million.

As of March 31, 2017, we were in compliance with the covenants contained in our working capital line of credit.

9.	ACCRUED EXPENSES

Accrued expenses consist of:

	March 31, 2017	December 31, 2016
Accrued warranties	$1,683	$1,912
Accrued rebates, allowances and discounts	81	65
Other accrued expenses	1,129	963

Total accrued expenses	$2,893	$2,940

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended
	March 31, 2017	March 31, 2016
Beginning balance	$1,912	$2,171
Provisions, net of reversals	124	395
Settlements	(353)	(335)

Ending balance	$1,683	$2,231

10.	CAPITAL STRUCTURE

Common Shares-No Par — The Company’s authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of March 31, 2017, there were 23,613,884 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding.

11.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (“2014 NPS Corp Plan”) — The Company has adopted the 2014 NPS Corp Plan, which reserved 4,000,000 shares of the Company’s voting common shares for both future exercise of outstanding stock options and shares available for future outstanding grants. The Company is accounting for grants under the 2014 NPS Corp Plan as equity awards.

A summary of the stock option activity under the 2014 NPS Corp Plan for the three months ended March 31, 2017, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2016	2,834,060	$1.37	3.6 years	$—
Granted	10,000	$0.19
Canceled	(1,015,380)	$1.63

Outstanding — March 31, 2017	1,828,680	$1.22	5.0 years	$—

Exercisable — March 31, 2017	1,033,017	$1.88	4.0 years	$—

Shares vested and expected to vest March 31, 2017	1,728,769	$1.28	5.0 years	$—

As of March 31, 2017 1,273,840 options were available for grant under the 2014 NPS Corp Plan.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the three months ended March 31, 2017 was $0.11 per share. At March 31, 2017, unrecognized stock-based compensation expense related to non-vested stock options is $149 which is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

The Company estimated the grant-date fair values of stock options granted in the three months ended March 31, 2017, using the Black-Scholes option pricing model and the following assumptions:

March 31, 2017
Expected volatility	73.0%
Risk-free interest rate	1.83%
Expected life (years)	4.5
Dividend yield	0.0%

There were no restricted share grants issued during the three months ended March 31, 2017 and 2016.

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three months ended March 31, 2017 and 2016. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three months ended March 31, 2017 and 2016:

	Three months ended March 31
	2017	2016
Cost of revenue	$2	$3
Sales and marketing	8	17
Research and development	1	4
General and administrative	16	135

Total stock-based compensation expense	$27	$159

12.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. The Company contributes 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three months ended March 31, 2017 and 2016 were $13 and $21, respectively.

13.	INCOME TAXES

For the three months ended March 31, 2017, the Company recorded income tax expense of $16 which is comprised of $13 current expense and $3 deferred expense. For the three months ended March 31, 2016, the Company recorded income tax expense of $66 which is comprised of $62 current expense and $4 deferred expense.

For the three months ended March 31, 2017 the current income tax expense included $0 of foreign tax expense related to Brazilian withholding taxes. For the three months ended March 31, 2016, the income tax expense included $53 Brazilian withholding taxes. Such taxes are applicable to licensing, technology services and royalty revenues earned within Brazil. The tax rate for such taxes is between 15% — 18% and is based upon the character of the revenue and the jurisdiction of where it was earned.

As of December 31, 2016, the Company had $133,398 of federal net operating loss carryforwards that expire beginning in 2028, $79,177 of state net operating loss carryforwards that expire from 2016 through 2028, and $1,462 of research and development tax credits that begin to expire in 2028. The amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. The net deferred tax liability as of March 31, 2017 and December 31, 2016 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite period and which are not currently available as a source of taxable income. The net deferred tax liability is classified as long term on the condensed consolidated balance sheets.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of March 31, 2017, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

14.	SEGMENT REPORTING

In the first quarter of 2017, we restructured the Company’s operating segments. The chief operating decision maker re-evaluated the Company’s business structure to best align reporting with the Company’s operating strategies. The Company’s operating strategy was revised to direct product sales and related service as its core focus. Therefore, the Company has concluded that it has one reportable segment for reporting periods beginning January 1, 2017.

15.	SUBSEQUENT EVENTS

The company evaluated subsequent events through the date of the filing and had no additional subsequent events to report.

16.	COMMITMENTS AND CONTINGENCIES

The Defense Contract Auditing Agency (“DCAA”) completed field work on the 2004 audit and issued a final report to the National Renewable Energy Laboratory (“NREL”). NREL has not issued a final determination related to the findings as of March 31, 2017. The DCAA considers the years 2005 through 2007 and 2010 open for audit, however, there has been no audit activity related to these years and the Company has not received formal notification that such audits are on hold. Management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of a final determination from NREL on the 2004 audit and lack of activity on later audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company. The Company, however, does not expect a material impact based on the results of previous audits.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2019. Rental expense under these operating lease arrangements for the three months ended March 31, 2017 and 2016 was $104. The Company originally leased its headquarters and production facility back from the buyer for up to a five-year term. The Company exercised the right to cancel the lease as of December 31, 2016 and is in the process of renegotiating a revised lease for less square footage and lower overall price per square foot. Therefore, only three months (April 2017 through June 2017) of rental expense is included in the table below. Future minimum lease payments under noncancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31
2017	$139
2018	69
2019	7

Total	$215

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including those described in this discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

The substantial majority of our current sales are in the small wind subset of the distributed wind market, which is commonly known to consist of turbines with rated capacities of 500 kW output or smaller. Based on the number of turbines that we have sold and installed to date, we consider ourselves a leader in the U.S., U.K., and Italy in the largest sub-segment of this market in terms of energy output, turbines ranging in size from 50 kW to 100 kW. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 600 of these turbines. To date, these units have run for over fifteen million hours in the aggregate. Our distributed wind customers include financial investors and project developers, but also the end users themselves in application that provide power for farms, schools, municipalities, small business, remote villages, and U.S. military installations.

We developed a 2 MW turbine platform with three wind-speed regime variants based upon our PMDD technology, of which the 2.3 MW variant is certified to International Electrotechnical Commission, or IEC, standard 61400-1 by Det Norske Veritas, or DNV, a globally recognized certification firm.

Regarding the power electronics product line, we have been developing our power converter technology since the early 2000s. Our capabilities in this area resulted from the complex power conversion technology required for wind power generations. We currently sell our MW power converters for a range of applications under the branded name of FlexPhase. Our power electronics products are incorporated into our distributed wind turbines, and also sold independently for use in microgrids and energy storage projects. Our FlexPhase products are modular in nature allowing for a common platform to service multiple applications. As of March 31, 2017, we have deployed over 155 MW of products based on this technology, primarily in connection with our wind turbine designs. Currently, we are actively commercializing sales of our power converters products as part of integrated battery energy storage systems (“BESS”), working with various battery manufactures and systems integrators.

In addition to wind turbine and productized energy storage solutions, we are capable of providing technology development services to customers for more complex energy storage, microgrid, and grid stabilization situations. While we do not focus on this as a part of our core business, these capabilities and expertise serve as a differentiator for our Company with our customers.

For the three months ended March 31, 2017 and 2016, we generated revenues of $6.2 million and $5.2 million, respectively. For the three months ended March 31, 2017 and 2016 we incurred net losses of $1.2 million and $4.2 million, respectively. We have an accumulated deficit of $178.5 million as of March 31, 2017.

We are headquartered and our principal manufacturing is in Barre, Vermont, with additional office space for use by certain of our finance, and business development teams in Burlington, Massachusetts, and sales offices in Zurich, Switzerland, and sales and service office in Bari, Italy, and Cornwall, U.K. We previously operated under the name Wind Power Holdings, Inc. and was originally incorporated in Delaware on August 12, 2008. Our common shares are listed on the Toronto Stock Exchange under the symbol “NPS”.

Factors Affecting Our Results of Operations

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

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of distributed-class wind turbines. In December 2015, the U.K. Department of Energy and Climate Change announced a 40% reduction to the feed-in-tariff for wind turbines ranging in capacity from 50-100 kW. This reduction became effective on February 1, 2016 and has since seen quarterly reductions based a limited deployment cap of 300kW per quarter. Published information from the U.K. indicates that the feed-in-tariff rates and deployment caps by rated capacity have declined as recent as April 1, 2017 and will decline further on a quarterly basis. The limited deployment cap and related quarterly reduction of the feed-in-tariff may have a negative impact on orders for distributed class turbines in the U.K. market during the remainder of 2017. The UK government is currently considering a re-distribution of the deployment cap across various bands, which may result in an increase of the deployment cap for 50-100kW wind turbines in the second half of 2017.

The Italian governmental authorities published a revision to the Italian feed-in-tariff regulation in June 2016, granting the ability to grid connect turbines and be eligible to the current feed-in-tariff until June 30, 2017, and a possibility to connect wind turbines between June 30, 2017 and December 31, 2017 at a reduced feed-in-tariff. In order to be eligible for the current Italian feed-in-tariff a turbine is required to be grid-connected by the local utility by June 30, 2017. Based upon the high volume of turbine installations and poor weather conditions in the first quarter of 2017, a significant country-wide turbine installation and grid connection backlog has developed. Our customers have turbines that could be delayed for grid connection beyond June 30, 2017 based upon the timing of installation and or the general backlog of turbines awaiting utility grid connection. It is possible, but unlikely, that the Italian authorities will extend the June 30, 2017 deadline or make some form of accommodation for those turbines that are installed but not grid connected prior to June 30, 2017. Our standard business terms entitle us to bill our customer for the final ten percent of the sale value at the commissioning milestone, which is commensurate to grid connection. Based upon these delays it is possible that we will experience delayed payment on some proportion of our sales. In addition, although we are monitoring our obligations closely and seeking to mitigate any non-performance, it is also possible, in limited cases, that we could be delayed in performing certain of our contractual requirements causing risk of non-payment of the commissioning milestone or other monetary penalties.

Recently, the Italian authorities announced that a new law is drafted and expected to be publicized during the second quarter of 2017. It is expected that the new law will provide for a new feed-in-tariff from January 1, 2018 until December 31, 2020.

In the U.S., with bipartisan support the Renewable Electricity Production Tax Credit (PTC) phasedown has been enacted. These tax credits are now being phased out on an 80-60-40 schedule, ending after 2019. Eligible properties that begin construction before December 31, 2018, December 31, 2019 and December 31, 2020 will have their Investment Tax Credit (ITC) amounts reduced from 24%, 18% and 12% thereafter.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2016 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2017.

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

Results of Operations of the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Overview

Our general activity during the three months ended March 31, 2017 was primarily focused on: meeting the heavy backlog conversion demand driven by the Italian market wind feed-in-tariff stepdown occurring on June 30th, 2017, continued expansion of our order backlog of distributed wind turbines in key markets, especially Italy and the United States; continued expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; expansion of services offerings to include full turnkey wind turbine installations, and optimizing our supply chain and operating profile to improve our margins.

In the first quarter of 2017, we restructured our operating segments. The chief operating decision maker re-evaluated the Company’s business structure to best align reporting with the Company’s operating strategies. The Company’s operating strategy was revised to direct product sales and related service as its core focus. Therefore, the Company has concluded that it has one reportable segment for reporting periods beginning January 1, 2017.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues increased by $1.0 million, or 19%, to $6.2 million for the three months ended March 31, 2017 from $5.2 million for the three months ended March 31, 2016. Our overall backlog increased to approximately $30 million at March 31, 2017 as compared to approximately $26 million at March 31, 2016. Our backlog of orders generally, but not always, converts to revenue for us within a one-year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

The increase in revenue was primarily attributed to $1.1 million increase in distributed-class turbines sales along with a $0.3 million increase in service revenue partially offset by $0.3 million decrease in other revenue. We recognized revenue on 24 units for the three months ended March 31, 2017 as compared to 16 units for the three months ended March 31, 2016.

Our international revenue was $5.7 million and $4.8 million for the three months ended March 31, 2017 and 2016, respectively, representing 92%, and 92% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which increased to 91% of total revenues for the three months ended March 31, 2017 as compared to 62% of total revenues for the same period in 2016. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability.

During the three months ended March 31, 2017, we executed 25 new distributed-class turbine sales orders. During the three months ended March 31, 2016, we executed 28 new distributed-class turbine sales orders. Our deferred revenue balance at March 31, 2017 was $5.3 million which is included in the backlog value disclosed above. At March 31, 2016, such balance was $7.8 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively decreased by $0.4 million or 7% in the three months ended March 31, 2017 to $5.4 million as compared to $5.8 million in the three months ended March 31, 2016. The lower cost of sales is the result of reduced average costs per turbine as efforts to reduce product cost continue as well as lower costs related to other revenue for the three months ended March 31, 2017 as compared to the same period in 2016. Our cost of product revenues was $4.6 million along with $0.8 million of related service costs for the three months ended March 31, 2017 compared to $5.1 million for product sales and $0.6 million for related service costs as well as $0.1 million for cost of other revenues for the same period in 2016.

Gross Margin (dollars in millions)

Gross margin increased $1.4 million in the three months ended March 31, 2017 to a profit of $0.8 million as compared to a loss of $0.6 million in the three months ended March 31, 2016.

This change was due to the $1.0 million increase in revenues combined with the $0.4 million decrease in cost of revenues for the three months ended March 31, 2017, primarily from an increase in sales volume and cost out efforts reducing the average cost per turbine.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased by $0.4 million or 40% to $0.6 million for the three months ended March 31, 2017 from $1.0 million for the same period in 2016. This decrease is principally due to $0.2 million reduction in employee and consulting expenses along with $0.2 million decrease in other sales and marketing expenses from cost cutting efforts enacted during 2016.

Research and Development Expenses

Research and development expenses decreased by $0.3 million or 33% to $0.6 million from $0.9 million for the three months ended March 31, 2017 as compared to the same period in 2016. The reduction in research and development expense is primarily the result of a decrease in compensation and benefits of $0.3 million, as a result of lower headcount related to our sale of utility wind assets in the fourth quarter of 2016.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million or 31% to $1.1 million for the three months ended March 31, 2017 from $1.6 million for the same period in 2016. This decrease is principally due to $0.3 million lower compensation and benefits expense, and $0.2 million reduction, resulting from successful cost cutting efforts, in other G&A expenses.

Gain on Sale of Assets

Gain on sale of assets was $0.2 million for the three months ended March 31, 2017 as compared to $0 for the same period in 2016. This increase reflects the gain on the sales of certain utility wind assets in the fourth quarter of 2016.

Loss from Operations

Our loss from operations decreased by $2.7 million to $1.4 million for the three months ended March 31, 2017 compared to $4.1 million for the same period in 2016. The decrease in loss from operations is due to an increase in gross profit of $1.4 million and a reduction in operating expenses of $1.3 million.

Other Expense and Income Tax Expense

Other income increased by $0.3 million for the three months ended March 31, 2017 from $0 for the same period in 2016. The increase is attributable to gain in foreign currency transactions of $0.2 million and miscellaneous income of $0.1 million.

Income tax expense was $0 for the three months ended March 31, 2017 and $0.1 million for the same period in 2016. This reduction is primarily due to lower Brazil tax withholding in 2017.

Net Loss

Net loss decreased by $3.0 million to $1.2 million for the three months ending March 31, 2017 compared to $4.2 million for the same period in 2016.

Cash and Cash Equivalents

As of March 31, 2017, we had cash and cash equivalents of $6.6 million of which $0.4 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $4.0 million of which $0.4 million was held by a foreign subsidiary for the same period in 2016.

We have experienced recurring operating losses and had an accumulated deficit of $178.5 million as of March 31, 2017. In addition, we have experienced recurring negative operating cash flows, which has resulted in decreases in our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. The Company evaluated these conditions as well as actions taken in 2016 to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, we are expanding our service offerings to include full turnkey wind turbine installations and have increased sales staff to expand into additional markets, especially the U.S. The Company believes that the actions taken have alleviated the substantial doubt about the Company’s ability to continue as a going concern. The Company has sufficient resources to operate through at least May of 2018. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty. We expect a substantial amount of our business in 2017 to be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. To partially mitigate this risk, we have increased the sourcing of materials in euro denominated currency, however there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, share-based compensation, and changes in working capital and other activities. In addition to the decrease in net loss, cash used in operations increased as described below as a result of working capital needs.

For the three months ended March 31, 2017, net cash used in operating activities decreased by $1.9 million to $1.0 million from $2.9 million for the three months ended March 31, 2016. Cash used in operating activities for 2017 is primarily due to the net loss of $1.2 million and the effect of changes in operating assets and liabilities resulting in a cash inflow of $0.2 million. Included in these changes were an increase of $2.0 million in customer deposits and an increase of $1.6 million in deferred revenue partially offset by, a $2.1 million increase in inventories, an increase of $1.2 million in deferred cost and $0.1 million increase in other asset and liabilities. These changes in cash from operations were funded in part by the $0.3 million draw on the line of credit noted below.

Investing Activities

Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2017 as compared to $0.1 million used in investing activities for the same period in 2016. In the three months ended March 31, 2017, we received proceeds related to the sales of certain utility wind assets of $2.1 million offset by $0.1 million of property and equipment additions, while the same period of 2016 reflects purchases of property and equipment of $0.1 million.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities was $0.3 million compared to $0.7 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, we borrowed $1.9 million and repaid $1.6 million on our revolving line of credit. We had borrowed $3.6 million and repaid $2.9 million on our working capital revolving line of credit for the period ended March 31, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at March 31, 2017.

Contractual Obligations

As described below, our long-term debt obligations were zero as of March 31, 2017 and December 31, 2016. We have $1.9 million outstanding on our working capital revolving line of credit and a $0.1 million outstanding performance letter of credit and warranty guarantee, as of March 31, 2017, which is described below in the Comerica Credit Facility section. In addition, we have leased our headquarters and production facility. During December 2016 we exercised our right to cancel the lease and are in the process of renegotiating a revised lease at the facility for less square footage and lower overall price per square foot.

Comerica Credit Facility

Our working capital line of credit is $2.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. The credit facility is scheduled to mature on December 31, 2017. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of March 31, 2017 and December 31, 2016, we had $1.9 million and $1.6 million, respectively, outstanding on the working capital revolving line of credit. At March 31, 2017, we had a net maximum supported borrowing base of $0.1 million remaining. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one-year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At March 31, 2017, we had $0.1 million of such performance and warranty guarantees outstanding with two customers.

The working capital line of credit contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At March 31, 2017, we had unencumbered liquid assets having a value of $6.6 million.

As of March 31, 2017, we were in compliance with the covenants contained in our working capital line of credit.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Operating Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As more fully set forth in Part II Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016 because we identified three material weaknesses. We had inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales that remained in logistics warehouses while certain logistics events were completed. We also had inadequate and effective controls for reviewing and analyzing complex or non-routine transactions. In addition, our inventory reconciliation control was not properly designed as it did not include the reconciliation of all non-system generated entries recorded to the general ledger. The Company continues to make enhancements to existing internal controls, improve the quality and timing of the accounting close process and is in the process of assessing the resource needs of the department and engaging the appropriate accounting and financial expertise. Further work, however, is required to develop appropriate operational and procedural controls and in our review process to provide reasonable assurance that our financial controls over financial reporting are designed in the most effective and efficient manner possible. Therefore, while we believe these changes reduce the risk of financial statement misstatement, there continues to be additional work required for us to conclude that reasonable assurance has been obtained that certain controls are operating effectively and in a timely manner. We expect to continue to undertake these actions as appropriate throughout 2017.

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

Management is committed to continuous improvement of our internal control processes and will continue to diligently review our reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies to modify, or in appropriate circumstances not to complete, certain of the remediation measures. We expect our remediation efforts will continue throughout 2017.

Based on the evaluation of our financial reporting controls, our Principal Executive Officer and Principal Financial Officer concluded that, our financial reporting controls were not effective as of March 31, 2017. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 000-55184) filed with the SEC on March 31, 2017.

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

Northern Power Systems Corp.
(Registrant)

Date: May 12, 2017	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
President and Chief Operating Officer (Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Eric Larson
Eric Larson
Vice President and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Principal Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer and Principal Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Principal Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Principal Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.					**

101.SCH	XBRL Taxonomy Extension Schema Document.					**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					**

101.DEF	XBRL Definition Linkbase Document.					**

101.LAB	XBRL Taxonomy Label Linkbase Document.					**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					**

*	Furnished herewith
**	Submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 and (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).