Form 10-Q
period 2017-06-30
Northern Power Systems Corp.
filed 2017-08-11
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	23,733,884
Class	Outstanding at August 11, 2017

Table of Contents

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(In thousands, except share amounts)

(unaudited)

ASSETS	June 30, 2017	December 31, 2016
CURRENT ASSETS:
Cash and cash equivalents	$6,457	$5,423
Accounts receivable — net of allowance for doubtful accounts of $0 at June 30, 2017 and December 31, 2016	3,976	674
Unbilled revenue	1,085	2,576
Inventories — net (Note 4)	6,183	7,159
Deferred costs	176	351
Prepaid expenses and other current assets	291	627
Total Current Assets	18,168	16,810
Property, plant and equipment — net (Note 5)	1,694	1,485
Intangible assets — net (Note 6)	—	9
Goodwill	361	361
Total Assets	$20,223	$18,665

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(In thousands, except share amounts)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	June 30, 2017	December 31, 2016
CURRENT LIABILITIES:
Working capital revolving line of credit (Note 8)	$1,890	$1,600
Accounts payable	6,494	3,354
Accrued expenses (Note 9)	3,078	2,940
Accrued compensation	1,422	1,586
Deferred revenue	2,024	1,821
Customer deposits	5,254	7,419
Other current liabilities	930	92
Total Current Liabilities	21,092	18,812
Deferred revenue, less current portion	1,792	2,332
Deferred income taxes, net of current portion (Note 13)	86	79
Total Liabilities	22,970	21,223
Commitments and Contingencies (Note 16)

SHAREHOLDERS’ DEFICIENCY:
Voting common shares, no par value — Unlimited shares authorized; 23,733,884 and 23,613,884 shares issued and outstanding as of June30, 2017 and December31, 2016, respectively.	165,661	165,642
Additional paid-in capital	9,216	9,158
Accumulated other comprehensive income (loss)	1	(50)
Accumulated deficit	(177,625)	(177,308)
Total Shareholders’ Deficiency	(2,747)	(2,558)
Total Liabilities and Shareholders’ Deficiency	$20,223	$18,665

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands, except share and per share amounts)

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUES:
Product	$16,014	$6,819	$21,209	$10,934
Service	1,750	1,257	2,758	1,984
Design service	—	310	—	528
License	—	323	—	441
Total revenues	17,764	8,709	23,967	13,887
Cost of product revenues	13,120	6,782	17,798	11,853
Cost of service revenues	1,040	994	1,810	1,738
Gross profit	3,604	933	4,359	296
OPERATING EXPENSES:
Sales and marketing	686	796	1,322	1,823
Research and development	506	697	1,134	1,621
General and administrative	1,254	1,667	2,387	3,226
Gain on sale of assets	(150)	—	(375)	—
Total operating expenses	2,296	3,160	4,468	6,670
Income (loss) from operations	1,308	(2,227)	(109)	(6,374)
Interest expense	(13)	(31)	(26)	(79)
Other expense	(404)	(146)	(148)	(116)
Income (loss) before provision for income taxes	891	(2,404)	(283)	(6,569)
Provision for income taxes	18	122	34	188
NET INCOME (LOSS)	873	(2,526)	(317)	(6,757)
Other comprehensive income (loss)
Change in cumulative translation adjustment	40	(10)	51	13
COMPREHENSIVE INCOME (LOSS)	$913	$(2,536)	$(266)	$(6,744)
Net income (loss) applicable to common shareholders (Note 2)	$873	$(2,526)	$(317)	$(6,757)
Net income (loss) per common share
Basic and dilutive	$0.04	$(0.11)	$(0.01)	$(0.29)
Weighted average shares used in calculating:
Basic earnings per share	23,661,884	23,173,884	23,637,752	23,173,884
Diluted earnings per share	23,675,321	23,173,884	23,637,752	23,173,884

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In thousands except share amounts)

(unaudited)

	Voting Common Shares-No Par		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Deficiency
BALANCE — December31, 2016	23,613,884	$165,642	$9,158	(50)	$(177,308)	$(2,558)
Stock based compensation expense	—	—	77	—	—	77
Issuance of common stock – restricted shares	120,000	19	(19)	—	—	—
Cumulative translation adjustment	—	—	—	51	—	51
Net loss	—	—	—	—	(317)	(317)
BALANCE — June30, 2017	23,733,884	$165,661	$9,216	1	$(177,625)	$(2,747)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(All amounts in thousands)

(unaudited)

	For the six months ended
	June 30, 2017	June 30, 2016

OPERATING ACTIVITIES:
Net loss	$(317)	$(6,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	3	186
Recovery of doubtful accounts	—	(44)
Stock-based compensation expense	77	281
Depreciation and amortization	255	361
Loss on disposal of assets	—	83
Gain on sale of assets	(375)	—
Deferred income taxes	7	7
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(3,361)	1,315
Other current and noncurrent assets	336	182
Inventories	768	597
Deferred costs	175	2,227
Accounts payable	3,140	(916)
Accrued expenses	(26)	(738)
Customer deposits	(2,166)	2,002
Deferred revenue and other short term liabilities	(123)	(1,321)
Other liabilities	—	(18)
Net cash used in operating activities	(1,607)	(2,553)
INVESTING ACTIVITIES:
Proceeds from sale of assets	2,550	—
Purchases of property and equipment	(250)	(137)
Net cash provided by (used in) investing activities	2,300	(137)
FINANCING ACTIVITIES:
Proceeds from (payment of) revolving line of credit, net of borrowings	290	(392)
Net cash provided by (used in) financing activities	290	(392)
Effect of exchange rate change on cash	51	14
Change in cash and cash equivalents	1,034	(3,068)
Cash and cash equivalent — Beginning of Period	5,423	6,333
Cash and cash equivalent — End of Period	$6,457	$3,265
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4	$36
Cash paid for income taxes	$21	$16

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

The Company’s principal manufacturing and headquarters are in Barre, Vermont, with additional office space for use by certain of our finance, and business development teams in Burlington, Massachusetts, and sales offices in Zurich, Switzerland, and sales and service office in Bari, Italy, and warehousing and manufacturing in Bisaccia, Italy, and Cornwall, U.K. The Company previously operated under the name Wind Power Holding, Inc. and was originally incorporated in Delaware on August 12, 2008. Our common shares are listed on the Toronto Stock Exchange under the symbol “NPS”.

Liquidity — The Company has historically incurred operating losses since its inception and had an accumulated loss of $177.6 million at June 30, 2017. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. Since inception, the Company has funded its net capital requirements with proceeds from private and public equity and debt offerings. In addition, the Company has experienced recurring negative operating cash flows, which has resulted in decreases in our cash balance. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company evaluated these conditions as well as actions taken in 2016 and 2017 to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, monetizing certain of our utility wind assets, and modifying certain lease obligations. In addition, the Company has begun commercializing the sales of power converters, expanding our service offerings to include full turnkey wind turbine installations and has increased sales staff to expand into additional markets, especially the U.S. The Company believes that the actions taken have alleviated the substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2016 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2017.

Comprehensive Loss — Cumulative translation adjustments are excluded from net income (loss) and shown as a separate component of shareholders’ deficiency.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (codified as “ASC 606”). ASC 606 will supersede the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition, and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company will adopt the standard effective January 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. The Company expects to adopt the standard under the modified retrospective transition method which will result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to active contracts as of the adoption date. As this method does not result in the recast of the prior year financial statements, ASC 606 requires the Company to provide additional disclosures during the year of adoption for the amount by which each financial statement line item is affected by adoption of the new standard and explanation of the reasons for significant changes. The Company has engaged consultants to assist in analyzing customer contracts and identifying performance obligations. The Company currently does not expect significant changes in its product and service revenue, but we are continuing to evaluate the impact of the standard on the consolidated financial statements and related disclosures..

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted ASU 2016-09 as of January 1, 2017, and this ASU did not have a material impact on our financial statements and did not change our accounting policy in regards to forfeitures. The Company’s adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the consolidated statements of cash flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the consolidated statements of cash flows for the prior periods presented has not been adjusted to reflect the change.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The standard is effective for annual period beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of this ASU on the Company’s results of operations, financial position, cash flows and disclosures will be based on any future modifications.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2016 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

2.	NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per share is determined by dividing income attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and restricted common shares, based on the treasury stock method, are included in the calculation of diluted earnings per share. For the three months ended June 30, 2017, 13,437 restricted common shares were included in the denominator in the calculation of dilutive earnings per share. All common share options were excluded from the denominator in the calculation of dilutive earnings per share, as their inclusion would have been antidilutive.

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit. The carrying amounts of accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of June 30, 2017 and December 31, 2016, approximate fair value due to their short-term nature and are classified within Level 3 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents when held consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

The value assigned to goodwill at December 31, 2016 was $361 and represents a fair value measurement on a nonrecurring basis as it was partially impaired during the year ended December 31, 2016.

4.	INVENTORIES

Inventories, net of reserves, as of June 30, 2017 and December 31, 2016 consist of:

	June 30, 2017	December 31, 2016
Raw materials	$3,198	$2,897
Work in process	887	1,304
Finished goods	2,597	3,469
Allowance for obsolescence	(499)	(511)
Total inventory — net	$6,183	$7,159

For the three months ended June 30, 2017 and 2016, the Company recorded inventory write-downs of $3 and $101, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded inventory write-downs of $3 and $186, respectively.

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at June 30, 2017 and December 31, 2016 consist of:

	June 30, 2017	December 31, 2016
Lease improvements	$21	$21
Machinery and equipment	2,658	2,270
Patterns and tooling	1,109	1,042
Office furniture and equipment	424	424
Information technology equipment and software	677	677
	4,889	4,434
Less accumulated depreciation	(3,195)	(2,949)
Total property, plant and equipment, net of depreciation	$1,694	$1,485

Depreciation expense was $128 and $246 for the three and six months ended June 30, 2017, respectively. Depreciation expense was $134 and $269 for the three and six months ended June 30, 2016, respectively.

During the three months ended June 30, 2017, engineering assets previously held as inventory of $205 were transferred to fixed assets.

6.	INTANGIBLE ASSETS

Intangible assets consist of trade name which had a net carrying amount of $0 as of June 30, 2017 and $9 as of December 31, 2016.

Amortization expense for the three and six months ended June 30, 2017 was $0 and $9, respectively. Amortization expense for the three and six months ended June 30, 2016 was $47 and $92, respectively.

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

The gain on the disposition is included in income (loss) from operations before income taxes in the statement of operations in accordance with ASC 360-10-45-5. Any future royalty payments will be considered additional proceeds from sale and will be recorded as gain on sale of assets in the consolidated statements of operations. Gain on sale of assets for the three and six months ended June 30, 2017 was $150 and $375, respectively.

8.	DEBT AND SENIOR SECURED CONVERTIBLE NOTES

Debt at June 30, 2017 and December 31, 2016 consists of:

	June 30, 2017	December 31, 2016
Working capital revolving line of credit	$1,890	$1,600

Our working capital line of credit is $2.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. The credit facility is scheduled to mature on December 31, 2017. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of June 30, 2017 and December 31, 2016, we had $1.9 million and $1.6 million, respectively, outstanding on the working capital revolving line of credit. At June 30, 2017, we had a net maximum supported borrowing base of $0.1 million remaining. To facilitate certain financing arrangements that our Italian customers have with third parties, we may provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decrease the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one-year period starting at commissioning date. Such letters of credit decrease the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At June 30, 2017, we had $0.1 million of guarantees outstanding with one customer. There were no outstanding performance and warranty letters of credit outstanding at December 31, 2016.

The working capital line of credit contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At June 30, 2017, we had unencumbered liquid assets having a value of $6.5 million.

As of June 30, 2017, we were in compliance with the covenants contained in our working capital line of credit.

9.	ACCRUED EXPENSES

Accrued expenses consist of:

	June 30, 2017	December 31, 2016
Accrued warranties	$1,812	$1,912
Accrued rebates, allowances and discounts	70	65
Other accrued expenses	1,196	963
Total accrued expenses	$3,078	$2,940

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning balance	$1,683	$2,231	$1,912	$2,171
Provisions, net of reversals	592	238	784	633
Settlements	(463)	(399)	(884)	(734)
Ending balance	$1,812	$2,070	$1,812	$2,070

10.	CAPITAL STRUCTURE

Common Shares-No Par —The Company’s authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of June 30, 2017, there were 23,733,884 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding.

11.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (“2014 NPS Corp Plan”)—The Company has adopted the 2014 NPS Corp Plan, which reserved 4,000,000 shares of the Company’s voting common shares for both future exercise of outstanding stock options and shares available for future outstanding grants. The Company is accounting for grants under the 2014 NPS Corp Plan as equity awards.

A summary of the stock option activity under the 2014 NPS Corp Plan for the six months ended June 30, 2017, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2016	2,834,060	$1.37	3.6	$—
Granted	89,000	$0.16
Canceled	(1,019,874)	$1.64
Outstanding — June 30, 2017	1,903,186	$1.18	4.9	$—
Exercisable — June 30, 2017	1,047,777	$1.86	3.8	$—
Shares vested and expected to vest June 30, 2017	1,809,220	$1.23	4.8	$—

As of June 30, 2017 1,079,434 options were available for grant under the 2014 NPS Corp Plan.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the six months ended June 30, 2017 was $0.09 per share. At June 30, 2017, unrecognized stock-based compensation expense related to non-vested stock options is $131 which is expected to be recognized over the weighted-average remaining vesting period of 1.6 years.

The Company estimated the grant-date fair values of stock options granted in the six months ended June 30, 2017, using the Black-Scholes option pricing model and the following assumptions:

	June 30, 2017
Expected volatility	73%	-	74%
Risk-free interest rate	1.70%	-	1.74%
Expected life (years)		4.5
Dividend yield		0.0%

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three and six months ended June 30, 2017 and 2016.

In May 2017, the Company granted 240,000 restricted common shares, with a fair value per share of $0.16 to its non-employee directors under the 2014 NPS Corp Plan as part of each such director’s annual retainer for service on the Company’s Board of Directors. These restricted common share grants vested 25% on the grant date and 25% on June 30, 2017, and will vest 25% on September 30, 2017 and December 31, 2017.

Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Cost of revenue	$3	$2	$5	$5
Sales and marketing	8	14	16	31
Research and development	1	3	2	7
General and administrative	38	103	54	238
Total stock-based compensation expense	$50	$122	$77	$281

12. 401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. As of January 1, 2016, the Company contributes 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three and six months ended June 30, 2017 were $11, and $24, respectively, and $21 and $42 for the three and six months ended June 30, 2016, respectively.

13.	INCOME TAXES

For the three and six months ended June 30, 2017, the Company recorded income tax expense of $18 and $34, respectively, which is comprised of $14 current expense and $4 deferred expense for the three months ended June 30, 2017 and is comprised of $28 current expense and $7 deferred expense for the six months ended June 30, 2017.

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

As of December 31, 2016, the Company had $133,398 of federal net operating loss carryforwards that expire beginning in 2028, $79,177 of state net operating loss carryforwards that expire from 2017 through 2034, and $1,462 of research and development tax credits that expire beginning in 2028. In addition, the amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.

The Company has completed a Section 382 study, through November 30, 2014, to assess if any ownership changes would have caused limitations to net operating loss carryforwards. Based upon that study, the Company has concluded an ownership change occurred on September 19, 2008 and therefore there is the potential for $2,600 of net operating loss to be limited. For the period September 20, 2008 through November 30, 2014, the Company has determined that it is more likely than not that there has not been an ownership change under Section 382. The Company is in the process of analyzing activity through the current period and as such are not able to assess whether an ownership change has occurred that could cause limitations to our net operating loss carryforwards at this date.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not “more likely than not”. The net deferred tax liability as of June 30, 2017 and December 31, 2016 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite period and which are not currently available as a source of taxable income.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of June 30, 2017, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

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

The Defense Contract Auditing Agency (“DCAA”) completed field work on the 2004 audit and issued a final report to the National Renewable Energy Laboratory (“NREL”). NREL has not issued a final determination related to the findings as of June 30, 2017. The DCAA considers the years 2005 through 2007 and 2010 open for audit, however, there has been no audit activity related to these years and the Company has not received formal notification that such audits are on hold. Management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of a final determination from NREL on the 2004 audit and lack of activity on later audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company. The Company, however, does not expect a material impact based on the results of previous audits.

The Company has entered into several operating lease agreements, primarily for the lease of office facilities, and office equipment, expiring through 2020. Rental expense under these operating lease arrangements for the three and six months ended June 30, 2017 was $125 and $229, respectively. Rental expense under these operating lease arrangements for the three and six months ended June 30, 2016 was $103 and $207, respectively. In June 2017, the Company entered into a new lease agreement for its headquarters and production facility in Barre, Vermont. The lease term will commence on August 1, 2017 and expires July 31, 2020, with an option to extend the lease term for a single three-year period. Future minimum lease payments, net of sublease income, under non-cancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31
2017	191
2018	326
2019	272
2020	157
Total	$946

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

The substantial majority of our current sales are in the small wind subset of the distributed wind market, which is commonly known to consist of turbines with rated capacities of 500 kW output or smaller. Based on the number of turbines that we have sold and installed to date, we consider ourselves a leader in the U.S., U.K., and Italy in the largest sub-segment of this market in terms of energy output, turbines ranging in size from 50 kW to 100 kW. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 750 of these turbines. To date, these units have run for over sixteen million hours in the aggregate. Our distributed wind customers include financial investors and project developers, but also the end users themselves in application that provide power for farms, schools, municipalities, small business, remote villages, and U.S. military installations.

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

Regarding the power electronics product line, we have been developing our power converter technology since the early 2000s. Our capabilities in this area resulted from the complex power conversion technology required for wind power generations. We currently sell our MW power converters for a range of applications under the branded name of FlexPhase. Our power electronics products are incorporated into our distributed wind turbines, and also sold independently for use in microgrids and energy storage projects. Our FlexPhase products are modular in nature allowing for a common platform to service multiple applications. As of June 30, 2017, we have deployed over 165 MW of products based on this technology, primarily in connection with our wind turbine designs. Currently, we are actively commercializing sales of our power converters products as part of integrated battery energy storage systems (“BESS”), working with various battery manufactures and systems integrators.

In addition to wind turbine and productized energy storage solutions, we are capable of providing technology development services to customers for more complex energy storage, microgrid, and grid stabilization situations. While we do not focus on this as a part of our core business, these capabilities and expertise serve as a differentiator for our Company with our customers.

For the three months ended June 30, 2017 and 2016, respectively, we generated $17.8 million, and $8.7 million in revenue. For the three months ended June 30, 2017 and 2016 we earned a net income of $0.9 million, and incurred a net loss of $2.5 million, respectively. We have an accumulated deficit of $177.6 million as of June 30, 2017.

We are headquartered and our principal manufacturing is in Barre, Vermont, with additional office space for use by certain of our finance, and business development teams in Burlington, Massachusetts, and sales offices in Zurich, Switzerland, and sales and service office in Bari, Italy, and warehousing and manufacturing in Bisaccia, Italy, and Cornwall, U.K. We previously operated under the name Wind Power Holdings, Inc. and was originally incorporated in Delaware on August 12, 2008. Our common shares are listed on the Toronto Stock Exchange under the symbol “NPS”.

Factors Affecting Our Results of Operations

Government Policies Including Incentives, Tariffs, Taxes and Duties Affecting the Wind Power Sector

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of distributed-class wind turbines. In December 2015, the U.K. Department of Energy and Climate Change announced a 40% reduction to the feed-in-tariff for wind turbines ranging in capacity from 50-100 kW. This reduction became effective on February 1, 2016 and has since seen quarterly reductions based on a limited deployment cap of 300kW per quarter. Published information from the U.K. indicates that the feed-in-tariff rates and deployment caps by rated capacity have declined as recent as July 1, 2017 and will decline further on a quarterly basis. The limited deployment cap and related quarterly reduction of the feed-in-tariff may have a negative impact on orders for distributed class turbines in the U.K. market during the remainder of 2017. The UK government may consider a re-distribution of the deployment cap across various bands, which may result in an increase of the deployment cap for 50-100kW wind turbines in the fourth quarter of 2017.

The Italian governmental authorities published a revision to the Italian feed-in-tariff regulation in June 2016, granting the ability to grid connect turbines and be eligible to the prior feed-in-tariff until June 30, 2017. Under the same revision an extension to the law was provided to connect wind turbines between June 30, 2017 and December 31, 2017 at a reduced feed-in-tariff. In order to be eligible for the current Italian feed-in-tariff a turbine is required to be grid-connected by the local utility by December 31, 2017. Based upon the high volume of turbine installations, a significant country-wide turbine grid connection backlog has developed. Some customers have turbines that were delayed for grid connection beyond June 30, 2017 based upon the timing and limited availability of 3rd party grid connection personnel. At this time it is unlikely that the Italian authorities will extend retroactively the June 30, 2017 deadline or make some form of accommodation for those turbines that are installed but not grid connected prior to June 30, 2017. Our standard business terms entitle us to bill our customer for the final ten percent of the sale value at the commissioning milestone, which is commensurate to grid connection. Based upon these delays we are experiencing delayed payment on some proportion of our sales.

Recently, the Italian authorities announced that a new draft law is currently under consultation and expected to be publicized during the fourth quarter of 2017.  The delayed publication of the new law will likely slow down order closure in Italy during the third and possibly fourth quarter. It is expected that the new law will provide for a new feed-in-tariff from January 1, 2018 until December 31, 2020.

In the U.S., with bipartisan support, the Renewable Electricity Production Tax Credit (PTC) phasedown has been enacted.  These tax credits are now being phased out on an 80-60-40 schedule, ending after 2019.   Eligible properties that begin construction before December 31, 2018, December 31, 2019 and December 31, 2020 will have their Investment Tax Credit (ITC) amounts reduced to 24%, 18% and 12% thereafter, respectively.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2016 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 000-55184). The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2017.

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

Results of Operations of the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Overview

Our general activity during the three months ended June 30, 2017 was primarily focused on: meeting the heavy backlog conversion demand driven by the Italian market wind feed-in-tariff stepdown that occurred on June 30, 2017, expansion of our order backlog of distributed wind turbines in key markets, especially Italy and the United States; expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; expansion of services offerings to include full turnkey wind turbine installations, and optimizing our supply chain and operating profile to improve our margins.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues increased by $9.1 million, or 105%, to $17.8 million for the three months ended June 30, 2017 from $8.7 million for the three months ended June 30, 2016. Our overall backlog decreased to approximately $14 million at June 30, 2017 as compared to approximately $31 million at June 30, 2016. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

The increase in revenue was primarily attributed to $9.2 million increase in distributed-class turbines sales along with a $0.5 million increase in service revenue partially offset by $0.6 million decrease in other revenue. We recognized revenue on 74 units for the three months ended June 30, 2017 as compared to 28 units for the three months ended June 30, 2016. The increase in turbine sales was driven by demand in the Italian market as customers were seeking to grid connect prior to the June 30, 2017 reduction in the feed-in-tariff. The reduction of the feed-in-tariff, together with the delay and uncertainty surrounding establishing a new Italian law regarding feed-in-tariff programs will likely slow down Italian orders during the second half of the year.

Our international revenue was $17.2 million for the three months ended June 30, 2017 as compared to $7.9 million for the three months ended June 30, 2016, representing 97% and, 90% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which increased to 97% of total revenues for the three months ended June 30, 2017 as compared to 69% of total revenues for the same period in 2016. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies as we expect international sales to exceed domestic. We are currently experiencing positive movement between the euro and the U.S. dollar, which had a favorable effect on our revenue.

During the three months ended June 30, 2017, we executed 10 new distributed-class turbine sales orders. During the three months ended June 30, 2016, we executed 39 new distributed-class turbine sales orders. Our deferred revenues balance at June 30, 2017 was $3.8 million which is included in the backlog value disclosed above. At June 30, 2016, such balance was $8.5 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of product revenues and cost of services revenues collectively increased by $6.4 million or 82% in the three months ended June 30, 2017 to $14.2 million as compared to $7.8 million in the three months ended June 30, 2016. The higher cost of sales is the result of an increase in the number of units sold for the three months ended June 30, 2017 as compared to the same period in 2016. Our cost of product revenues was $13.1 million along with $1.1 million of related service cost for the three months ended June 30, 2017 compared to $6.7 million for product sales and $0.8 million for related service cost as well as $0.3 million for cost of other revenues for the same period in 2016.

Gross Profit (dollars in millions)

Gross profit increased $2.7 million in the three months ended June 30, 2017 to $3.6 as compared to $0.9 million in the three months ended June 30, 2016. This change was due to an increase in the volume of sales combined with a reduction in product costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased by $0.1 million or 13% to $0.7 million for the three months ended June 30, 2017 from $0.8 million for the same period in 2016. This decrease is principally due to $0.1 million reduction in compensation and benefits from cost cutting efforts enacted during 2016.

Research and Development Expenses

Research and development expenses decreased by $0.2 million or 29% to $0.5 million for the three months ended June 30, 2017 from $0.7 million for the same period in 2016. The reduction in research and development expense is primarily the result of a decrease in compensation and benefits of $0.2 million, as a result of lower headcount related to our sale of utility wind assets in the fourth quarter of 2016.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million or 24% to $1.3 million for the three months ended June 30, 2017 from $1.7 million for the same period in 2016. This decrease is principally due to $0.5 million lower compensation and benefits expense resulting from successful cost cutting efforts offset by $0.1 million increase in professional fees.

Gain on Sale of Assets

Gain on sale of assets was $0.2 million for the three months ended June 30, 2017 as compared to $0 for the same period in 2016. This increase reflects the gain on the sales of certain utility wind assets in the fourth quarter of 2016.

Income (Loss) from Operations

Our income from operations increased by $3.5 million to $1.3 million for the three months ended June 30, 2017 compared to an operating loss of $2.2 million for the same period in 2016. The improvement to income from operations reflects an increase in gross profit and a reduction in operating expenses.

Other Expense and Interest Expense

Other expenses was $0.4 million for the three months ended June 30, 2017 compared to $0.2 million for the same period in 2016. Foreign exchange loss increased $0.3 million partially offset by a decrease in other expenses and interest expense in the three months ended June 30, 2017 when compared to the same time period in 2016.

Income Tax Expense

Income tax expense was $0 million for the three months ended June 30, 2017 and $0.1 million for the same period in 2016. The decrease is the result of lower Brazilian income tax expense incurred on certain license and royalty revenue earned in Brazil in 2016.

Net Income (loss)

Net income increased by $3.4 million or 136%, to $0.9 million for the three months ended June 30, 2017 compared to a net loss of $2.5 million for the same period in 2016. The improvement to net income for the three months ended June 30, 2017, is primarily due to the increase in income from operations and a reduction in income tax offset by an increase in foreign exchange and other expense as noted above.

Results of Operations of the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Overview

Our general activity during the six months ended June 30, 2017 was primarily focused on: meeting the heavy backlog conversion demand driven by the Italian market wind feed-in-tariff stepdown that occurred on June 30, 2017, expansion of our order backlog of distributed wind turbines in key markets, especially Italy and the United States; expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; expansion of services offerings to include full turnkey wind turbine installations, and optimizing our supply chain and operating profile to improve our margins.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues increased by $10.1 million, or 73%, to $24.0 million for the six months ended June 30, 2017 from $13.9 million for the six months ended June 30, 2016. Our overall backlog decreased to approximately $14 million at June 30, 2017 as compared to approximately $31 million at June 30, 2016. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

The increase in revenue was primarily attributed to $10.4 million increase in distributed-class turbines sales along with a $0.7 million increase in service revenue partially offset by $1.0 million decrease in other cost of revenue. We recognized revenue on 98 units for the six months ended June 30, 2017 as compared to 44 units for the six months ended June 30, 2016. The increase in turbine sales was driven by demand in the Italian market as customers were seeking to grid connect prior to the June 30, 2017 reduction in the feed-in-tariff. The reduction of the feed-in-tariff, together with the delay and uncertainty surrounding establishing a new Italian law regarding feed-in-tariff programs will likely slow down Italian orders during the second half of the year.

Our international revenue was $22.9 million for the six months ended June 30, 2017 as compared to $12.6 million for the six months ended June 30, 2016, representing 95% and 91% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which increased to 95% of total revenues for the six months ended June 30, 2017 as compared to 67% of total revenues for the same period in 2016. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies as we expect international sales to exceed domestic. We are currently experiencing positive movement between the euro and the U.S. dollar, which has a favorable effect on our revenue.

During the six months ended June 30, 2017, we executed 35 new distributed-class turbine sales orders. During the six months ended June 30, 2016, we executed 65 new distributed-class turbine sales orders. Our deferred revenues balance at June 30, 2017 was $3.8 million which is included in the backlog value disclosed above. At June 30, 2016, such balance was $8.5 million.

Cost of Goods Product Revenues and Cost of Service Revenues (dollars in millions)

Cost of product revenues and cost of services revenues collectively increased by $6.0 million or 44% in the six months ended June 30, 2017 to $19.6 million as compared to $13.6 million in the six months ended June 30, 2016. The higher cost of sales is the result of higher number of units sold for the six months ended June 30, 2017 as compared to the same period in 2016. Our cost of product revenues was $17.8 million along with $1.8 million of related service cost for the six months ended June 30, 2017 compared to $11.6 million for product sales and $1.4 million for related service cost as well as $0.6 million for cost of other revenues for the same period in 2016.

Gross Profit (dollars in millions)

Gross profit increased $4.1 million in the six months ended June 30, 2017 to $4.4 as compared to $0.3 million during the six months ended June 30, 2016. This change was due to an increase in the volume of sales combined with a reduction in product costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased by $0.5 million or 28% to $1.3 million for the six months ended June 30, 2017 from $1.8 million for the same period in 2016. This decrease is principally due to $0.2 million reduction in compensation and benefits, $0.1 million in travel and $0.2 million in other sales and marketing expenses resulting from cost cutting efforts enacted during 2016.

Research and Development Expenses

Research and development expenses decreased by $0.5 million or 31% to $1.1 million for the six months ended June 30, 2017 from $1.6 million for the same period in 2016. The reduction in research and development expense is primarily the result of a decrease in compensation and benefits of $0.5 million, as a result of lower headcount related to our sale of utility wind assets in the fourth quarter of 2016.

General and Administrative Expenses

General and administrative expenses decreased by $0.8 million or 25% to $2.4 million for the six months ended June 30, 2017 from $3.2 million for the same period in 2016. This decrease is principally due to $1.1 million lower compensation and benefits expense resulting from successful cost cutting efforts in 2016 offset by an increase in professional fees of $0.1 million and other G&A expenses of $0.2 million.

Gain on Sale of Assets

Gain on sale of assets was $0.4 million for the six months ended June 30, 2017 as compared to $0 for the same period in 2016. This increase reflects the gain on the sales of certain utility wind assets in the fourth quarter of 2016.

Loss from Operations

Our loss from operations decreased by $6.3 million to $0.1 million for the six months ended June 30, 2017 compared to $6.4 million for the same period in 2016. The decrease in loss from operations is due to an increase in gross profit and a reduction in operating expenses.

Other Expense and Interest Expense

Other expenses for the six months ended June 30, 2017 remained consistent at $0.2 compared to the same period in 2016. Foreign exchange loss increased $0.1 million partially offset by a decrease in other expenses and interest in the six months ended June 30, 2017 when compared to the same time period in 2016.

Income Tax Expense

Income tax expense was $0 million for the six months ended June 30, 2017 and $0.2 million for the same period in 2016. The decrease is the result of lower Brazilian income tax expense incurred on certain license and royalty revenue earned in Brazil in 2016.

Net Loss

Net loss decreased by $6.5 million or 96%, to $0.3 million for the six months ended June 30, 2017 from a net loss of $6.8 million for the same period in 2016. The improvement in our net loss for the six months ended June 30, 2017, is primarily due to the decrease in loss from operations and decrease in income tax expense as noted above.

Cash and Cash Equivalents

As of June 30, 2017, we had cash and cash equivalents of $6.5 million of which $0.6 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $3.3 million of which $0.1 million was held by a foreign subsidiary for the same period in 2016.

We have historically experienced recurring operating losses and had an accumulated deficit of $177.6 million as of June 30, 2017. In addition, we have experienced recurring negative operating cash flows, which has resulted in decreases in our cash balance. These factors raise substantial doubt regarding our ability to continue as a going concern. The Company evaluated these conditions as well as actions taken in 2016 and 2017 to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, we are expanding our service offerings to include full turnkey wind turbine installations and have increased sales staff to expand into additional markets, especially the U.S. The Company believes that the actions taken have alleviated the substantial doubt about the Company’s ability to continue as a going concern. The Company has sufficient resources to operate through at least August of 2018. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty. We expect a substantial amount of our business in 2017 to be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. To partially mitigate this risk, we have increased the sourcing of materials in euro denominated currency, however there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, share-based compensation, and changes in working capital and other activities. In addition to the decrease in net loss, cash used in operations increased as described below as a result of working capital needs.

For the six months ended June 30, 2017, net cash used in operating activities decreased by $1.0 million to $1.6 million from $2.6 million for the six months ended June 30, 2016. Cash used in operating activities for 2017 is primarily due to the net loss, net of non-cash adjustments of $0.4 million and the effects of changes in operating assets and liabilities resulting in a cash outflow of $1.2 million. Included in these changes in operating assets and liabilities was an increase in accounts receivable and unbilled revenue of $3.4 million and a decrease of $2.2 million in customer deposits, offset by an increase in accounts payable of $3.1 million, a decrease of $0.8 million in inventories, and a decrease of $0.5 million in other balance sheet accounts. These changes in cash from operations were funded in part by the draw on the line of credit noted below.

Investing Activities

Net cash provided by investing activities was $2.3 million for the six months ended June 30, 2017 as compared to $0.1 million used in investing activities for the same period in 2016. During the six months ended June 30, 2017, we received proceeds related to the sale of certain utility wind assets of $2.5 million offset by $0.2 million of property and equipment additions, while the same period of 2016 reflects purchases of property and equipment of $0.1 million.

Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities was $0.3 compared to net cash used of $0.4 million for the six months ended June 30, 2016. We had repayments of $3.4 million and borrowings of $3.7 million on our working capital revolving line of credit for the period ended June 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at June 30, 2017.

Contractual Obligations

As described below, our long-term debt obligations were zero as of June 30, 2017 and December 31, 2016. We have $1.9 million outstanding on our working capital revolving line of credit and a $0.1 million outstanding performance letter of credit and warranty guarantee, as of June 30, 2017, which is described below in the Comerica Credit Facility section. In June 2017, the Company entered into a new lease agreement for its headquarters and production facility in Barre, Vermont, with a reduction in rent payments and rented square footage. The lease term will commence on August 1, 2017 and expires July 31, 2020.

Comerica Credit Facility

Our working capital line of credit is $2.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. The credit facility is scheduled to mature on December 31, 2017. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of June 30, 2017 and December 31, 2016, we had $1.9 million and $1.6 million, respectively, outstanding on the working capital revolving line of credit. At June 30, 2017, we had a net maximum supported borrowing base of $0.1 million remaining. To facilitate certain financing arrangements that our Italian customers have with third parties, we may provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decrease the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one-year period starting at commissioning date. Such letters of credit decrease the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At June 30, 2017, we had $0.1 million of guarantees outstanding with one customer.

The working capital line of credit contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At June 30, 2017, we had unencumbered liquid assets having a value of $6.5 million.

As of June 30, 2017, we were in compliance with the covenants contained in our working capital line of credit.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Operating Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Based on the evaluation of our financial reporting controls, our Principal Executive Officer and Principal Financial Officer concluded that, our financial reporting controls were not effective as of June 30, 2017. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Northern Power Systems Corp.
(Registrant)

Date: August 11, 2017	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
President and Chief Operating Officer (Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Eric Larson
Eric Larson
Vice President and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1 (1)	Lease, dated June 22, 2017 between Northern Power Systems Corp and Malone 29 Pitman Road Properties, LLC

31.1 X	Principal Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 X	Principal Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Principal Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Principal Financial Officer— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Calculation Linkbase Document.

101.DEF **	XBRL Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Label Linkbase Document.

101.PRE **	XBRL Taxonomy Presentation Linkbase Document.

X	Filed herewith
*	Furnished herewith
**	Submitted electronically herewith
(1)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed June 23, 2017

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited) and (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficiency for the six months ended June 30, 2017 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).