Form 10-Q
period 2017-09-30
Northern Power Systems Corp.
filed 2017-11-13
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	23,793,884
Class	Outstanding at November 13, 2017

Table of Contents

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(In thousands, except share amounts)

(unaudited)

ASSETS	September 30, 2017	December 31, 2016

CURRENT ASSETS:
Cash and cash equivalents	$5,800	$5,423
Accounts receivable — net of allowance for doubtful accounts of $0 at September 30, 2017 and December 31, 2016	1,462	674
Unbilled revenue	308	2,576
Inventories — net (Note 4)	7,510	7,159
Deferred costs	1,574	351
Prepaid expenses and other current assets	433	627

Total Current Assets	17,087	16,810

Property, plant and equipment — net (Note 5)	1,557	1,485
Intangible assets — net (Note 6)	—	9
Goodwill	361	361

Total Assets	$19,005	$18,665

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(In thousands, except share amounts)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	September 30, 2017	December 31, 2016

CURRENT LIABILITIES:
Working capital revolving line of credit (Note 8)	$1,875	$1,600
Accounts payable	6,792	3,354
Accrued expenses (Note 9)	2,668	2,940
Accrued compensation	918	1,586
Deferred revenue	3,907	1,821
Customer deposits	4,410	7,419
Other current liabilities	230	92

Total Current Liabilities	20,800	18,812

Deferred revenue, less current portion	1,585	2,332
Deferred income taxes, net of current portion (Note 13)	89	79

Total Liabilities	22,474	21,223

Commitments and Contingencies (Note 16)

SHAREHOLDERS’ DEFICIENCY:

Voting common shares, no par value — Unlimited shares authorized; 23,793,884 and 23,613,884 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	165,671	165,642
Additional paid-in capital	9,243	9,158
Accumulated other comprehensive loss	—	(50)
Accumulated deficit	(178,383)	(177,308)

Total Shareholders’ Deficiency	(3,469)	(2,558)

Total Liabilities and Shareholders’ Deficiency	$19,005	$18,665

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In thousands, except share and per share amounts)

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES:
Product	$2,419	$10,084	$23,628	$21,018
Service	1,040	1,640	3,798	3,624
Design service	—	417	—	945
License	—	—	—	441

Total revenues	3,459	12,141	27,426	26,028

Cost of product revenues	2,136	9,035	19,934	20,888
Cost of service revenues	682	1,082	2,492	2,820

Gross profit	641	2,024	5,000	2,320
OPERATING EXPENSES:
Sales and marketing	667	821	1,989	2,644
Research and development	464	592	1,598	2,213
General and administrative	818	1,837	3,205	5,063
Gain on sale of assets	(675)	—	(1,050)	—

Total operating expenses	1,274	3,250	5,742	9,920

Loss from operations	(633)	(1,226)	(742)	(7,600)
Interest expense	(20)	(15)	(46)	(94)
Other expense	(91)	(54)	(239)	(170)

Loss before provision for income taxes	(744)	(1,295)	(1,027)	(7,864)
Provision for income taxes	14	62	48	250

NET LOSS	(758)	(1,357)	(1,075)	(8,114)

Other comprehensive loss
Change in cumulative translation adjustment	(1)	2	50	15

COMPREHENSIVE LOSS	$(759)	$(1,355)	$(1,025)	$(8,099)

Net loss applicable to common shareholders (Note 2)	$(758)	$(1,357)	$(1,075)	$(8,114)

Net loss per common share
Basic and dilutive	$(0.03)	$(0.06)	$(0.05)	$(0.35)

Weighted average number of common shares outstanding:
Basic and diluted	23,733,884	23,173,884	23,670,148	23,173,884

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands except share amounts)

(unaudited)

	Voting Common Shares-No Par		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Deficiency
BALANCE — December 31, 2016	23,613,884	$165,642	$9,158	(50)	$(177,308)	$(2,558)

Stock based compensation expense	—	—	114	—	—	114

Issuance of common stock – restricted shares	180,000	29	(29)	—	—	—
Cumulative translation adjustment	—	—	—	50	—	50

Net loss	—	—	—	—	(1,075)	(1,075)

BALANCE — September 30, 2017	23,793,884	$165,671	$9,243	—	$(178,383)	$(3,469)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(All amounts in thousands)

(unaudited)

	For the nine months ended
	September 30, 2017	September 30, 2016

OPERATING ACTIVITIES:
Net loss	$(1,075)	$(8,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	3	193
Recovery of doubtful accounts	—	(29)
Stock-based compensation expense	114	422
Depreciation and amortization	392	522
Loss on disposal of assets	—	156
Gain on sale of assets	(1,050)	—
Deferred income taxes	10	10
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(19)	2,132
Other current and noncurrent assets	194	18
Inventories	(559)	53
Deferred costs	(1,223)	5,670
Accounts payable	3,438	(283)
Accrued expenses	(940)	(550)
Customer deposits	(3,009)	3,183
Deferred revenue and other short term liabilities	1,476	(5,281)
Other liabilities	—	(100)
Net cash used in operating activities	(2,248)	(1,998)

INVESTING ACTIVITIES:
Proceeds from sale of assets	2,550	—
Purchases of property and equipment	(250)	(175)
Net cash provided by (used in) investing activities	2,300	(175)

FINANCING ACTIVITIES:
Proceeds from (payment of) revolving line of credit	275	(992)
Net cash provided by (used in) financing activities	275	(992)

Effect of exchange rate change on cash	50	15
Change in cash and cash equivalents	377	(3,150)
Cash and cash equivalent — Beginning of Period	5,423	6,333
Cash and cash equivalent — End of Period	$5,800	$3,183

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10	$50
Cash paid for income taxes	$21	$16

NONCASH ACTIVITY:
Transfer inventory to fixed assets	$205	$—
Restricted stock awards	$29	$—

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited, in thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

Northern Power Systems Corp. (together with its consolidated subsidiaries, “we”, “us”, “our”, “Northern Power Systems” or the “Company”) is a provider of advanced renewable power generation and power conversion technology for the distributed energy sector. We design, manufacture and service a suite of proven permanent magnet direct-drive (“PMDD”) wind turbine platforms for the distributed wind market, as well as power converters for battery energy storage applications. We are now developing integrated energy storage solutions to provide end users with turn-key distributed energy solutions. Historically we licensed our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers. In October 2016 we completed the sale of these technology rights, which will enable us to focus our efforts on the distributed energy segment. With our predecessor companies dating back to 1974, we have decades of experience in developing proven innovative energy solutions in the power generation and conversion space.

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

Liquidity — The Company has historically incurred operating losses since its inception and had an accumulated loss of $178.4 million at September 30, 2017. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs. Since inception, the Company has funded its net capital requirements with proceeds from private and public equity and debt offerings. The Company has experienced recurring negative operating cash flows, which has resulted in decreases in our cash balance. In addition, the Company’s line of credit is scheduled to mature on December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company evaluated these conditions as well as actions taken in 2016 and 2017 to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, monetizing certain of our utility wind assets, and modifying certain lease obligations. In addition, the Company has begun commercializing the sales of power converters, expanding our service offerings to include full turnkey wind turbine installations and has increased sales staff to expand into additional markets, especially the U.S. We have begun negotiating an extention and based on our relationship with our lender we believe that we will be able to renew our line of credit prior to December 31, 2017 or obtain alternative financing. The Company believes that the actions taken have alleviated the substantial doubt about the Company’s ability to continue as a going concern. The Company has sufficient resources to operate through at least November of 2018. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2016 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 000-55184). The consolidated balance sheet as of December 31, 2016 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2017.

Comprehensive Loss — Cumulative translation adjustments are excluded from net loss and shown as a separate component of shareholders’ deficiency.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (codified as “ASC 606”). ASC 606 will supersede the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition, and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company will adopt the standard effective January 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. The Company expects to adopt the standard under the modified retrospective transition method which will result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to active contracts as of the adoption date. As this method does not result in the recast of the prior year financial statements, ASC 606 requires the Company to provide additional disclosures during the year of adoption for the amount by which each financial statement line item is affected by adoption of the new standard and explanation of the reasons for significant changes. The Company has engaged consultants to assist in analyzing customer contracts and identifying performance obligations. The Company is continuing to evaluate the impact of the standard on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. This new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of our pending adoption of the new standard on it consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit carry amount exceeds its fair value, not to exceed the carry amount of its goodwill. ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The Company may early adopt ASU 2017-04 as part of its annual impairment testing in the fourth quarter of 2017.

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

Basic income (loss) per share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted income per share is determined by dividing income attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and restricted common shares, based on the treasury stock method, are included in the calculation of diluted earnings per share. All common share options and restricted common shares were excluded from the denominator in the calculation of dilutive earnings per share, as their inclusion would have been antidilutive, due to the net loss of the Company.

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit. The carrying amounts of accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of September 30, 2017 and December 31, 2016, approximate fair value due to their short-term nature. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents when held consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

The value assigned to goodwill at December 31, 2016 was $361 and represents a fair value measurement on a nonrecurring basis as it was partially impaired during the year ended December 31, 2016. There was no impairment charges during the three months or nine months ended September 30, 2017..

4.	INVENTORIES

Inventories, net of reserves, as of September 30, 2017 and December 31, 2016 consist of:

	September 30, 2017	December 31, 2016
Raw materials	$3,316	$2,897
Work in process	1,568	1,304
Finished goods	3,105	3,469
Allowance for obsolescence	(479)	(511)
Total inventory — net	$7,510	$7,159

For the three months ended September 30, 2017 and 2016, the Company recorded inventory write-downs of $0 and $7, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded inventory write-downs of $3 and $193, respectively.

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at September 30, 2017 and December 31, 2016 consist of:

	September 30, 2017	December 31, 2016
Lease improvements	$21	$21
Machinery and equipment	2,658	2,270
Patterns and tooling	1,109	1,042
Office furniture and equipment	424	424
Information technology equipment and software	677	677

	4,889	4,434
Less accumulated depreciation	(3,332)	(2,949)

Total property, plant and equipment, net of depreciation	$1,557	$1,485

Depreciation expense was $137 and $383 for the three and nine months ended September 30, 2017, respectively. Depreciation expense was $129 and $398 for the three and nine months ended September 30, 2016, respectively.

During the three months ended June 30, 2017, engineering assets previously held as inventory of $205 were transferred to fixed assets.

6.	INTANGIBLE ASSETS

Intangible assets consist of trade name which had a net carrying amount of $0 as of September 30, 2017 and $9 as of December 31, 2016.

Amortization expense for the three and nine months ended September 30, 2017 was $0 and $9, respectively. Amortization expense for the three and nine months ended September 30, 2016 was $32 and $124, respectively.

7.	GAIN ON SALE OF ASSETS

On October 26, 2016, the Company entered into a definitive agreement for WEG Electric Corp. and WEG Equipamentos Eletricos S.A. (collectively, “WEG”) to acquire some of the Company’s utility wind assets. Under the agreement, the proven utility scale direct drive technology developed is solely owned by WEG and its affiliates. All assets and liabilities, including the related patent portfolio for utility wind greater than 1.5 MW were acquired by WEG. In addition, WEG assumed all liabilities related to a maintenance agreement the Company had entered into upon the sale of two prototype turbines to a customer. WEG will continue to compensate the Company under the existing arrangement paying royalties for sales in South America resulting in future payments of up to approximately $10.0 million, of which $3.0 million are fixed payments. Additionally, WEG will pay the Company up to $17.5 million in royalty payments over the next decade for turbines shipped anywhere outside of South America.

The gain on the disposition is included in loss from operations before income taxes in the statements of operations and comprehensive loss in accordance with ASC 360-10-45-5. Current and future royalty payments will be considered additional proceeds from sale and will be recorded as gain on sale of assets in the consolidated statements of operations and comprehensive loss. Gain on sale of assets for the three and nine months ended September 30, 2017 was $675 and $1,050, respectively.

8.	DEBT AND SENIOR SECURED CONVERTIBLE NOTES

Debt at September 30, 2017 and December 31, 2016 consists of:

	September 30, 2017	December 31, 2016
Working capital revolving line of credit	$1,875	$1,600

Our working capital line of credit is $2.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. The credit facility is scheduled to mature on December 31, 2017. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of September 30, 2017 and December 31, 2016, we had $1.9 million and $1.6 million, respectively, outstanding on the working capital revolving line of credit. At September 30, 2017, we had a net maximum supported borrowing base of $0.1 million remaining. To facilitate certain financing arrangements that our Italian customers have with third parties, we may provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decrease the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one-year period starting at commissioning date. Such letters of credit decrease the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At September 30, 2017, we had $0.1 million of guarantees outstanding with one customer. There were no outstanding performance and warranty letters of credit outstanding at December 31, 2016.

The working capital line of credit contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At September 30, 2017, we had unencumbered liquid assets having a value of $5.8 million.

As of September 30, 2017, we were in compliance with the covenants contained in our working capital line of credit.

9.	ACCRUED EXPENSES

Accrued expenses consist of:

	September 30, 2017	December 31, 2016
Accrued warranties	$1,433	$1,912
Accrued rebates, allowances and discounts	18	65
Other accrued expenses	1,217	963

Total accrued expenses	$2,668	$2,940

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning balance	$1,812	$2,070	$1,912	$2,171
Provisions, net of reversals	(59)	368	651	951
Settlements	(320)	(400)	(1,130)	(1,084)
Ending balance	$1,433	$2,038	$1,433	$2,038

10.	CAPITAL STRUCTURE

Common Shares-No Par —The Company’s authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of September 30, 2017, there were 23,793,884 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding.

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

A summary of the stock option activity under the 2014 NPS Corp Plan for the nine months ended September 30, 2017, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2016	2,834,060	$1.37	3.6	$—
Granted	115,000	$0.17
Canceled	(1,034,167)	$1.61

Outstanding — September 30, 2017	1,914,893	$1.17	4.7	$13

Exercisable — September 30, 2017	1,065,914	$1.84	3.5	$—

Shares vested and expected to vest September 30, 2017	1,838,367	$1.21	4.6	$12

As of September 30, 2017, 947,727 options were available for grant under the 2014 NPS Corp Plan.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the nine months ended September 30, 2017 was $0.10 per share. At September 30, 2017, unrecognized stock-based compensation expense related to non-vested stock options is $106 which is expected to be recognized over the weighted-average remaining vesting period of 1.5 years.

The Company estimated the grant-date fair values of stock options granted in the nine months ended September 30, 2017, using the Black-Scholes option pricing model and the following assumptions:

	September 30, 2017
Expected volatility	72%	-	74%
Risk-free interest rate	1.58%	-	1.83%
Expected life (years)		4.5
Dividend yield		0.0%

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three and nine months ended September 30, 2017 and 2016.

In May 2017, the Company granted 240,000 restricted common shares, with a fair value per share of $0.16 to its non-employee directors under the 2014 NPS Corp Plan as part of each such director’s annual retainer for service on the Company’s Board of Directors. These restricted common share grants vested 25% on the grant date, 25% on June 30, 2017, 25% on September 30, 2017 and will vest 25% on December 31, 2017.

Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Cost of revenue	$2	$3	$7	$8
Sales and marketing	8	17	24	48
Research and development	1	3	3	10
General and administrative	26	118	80	356
Total stock-based compensation expense	$37	$141	$114	$422

12.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. As of January 1, 2016, the Company contributes 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three and nine months ended September 30, 2017 were $12, and $36, respectively, and $15 and $57 for the three and nine months ended September 30, 2016, respectively.

13.	INCOME TAXES

For the three and nine months ended September 30, 2017, the Company recorded income tax expense of $14 and $48, respectively, which is comprised of $10 current expense and $4 deferred expense for the three months ended September 30, 2017 and is comprised of $38 current expense and $10 deferred expense for the nine months ended September 30, 2017.

For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $62 and $250, respectively, which is comprised of $59 current expense and $3 deferred expense for the three months ended September 30, 2016 and is comprised of $240 current expense and $10 deferred expense for the nine months ended September 30, 2016.

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

The Company has completed a Section 382 study, through November 30, 2014, to assess if any ownership changes would have caused limitations to net operating loss carryforwards. Based upon that study, the Company has concluded an ownership change occurred on September 19, 2008 and therefore there is the potential for $2,600 of net operating loss to be limited. For the period September 20, 2008 through November 30, 2014, the Company has determined that it is more likely than not that there has not been an ownership change under Section 382. The Company is in the process of analyzing activity and as such are not able to assess whether an ownership change has occurred that could cause limitations to our net operating loss carryforwards at this date.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not “more likely than not”. The net deferred tax liability as of September 30, 2017 and December 31, 2016 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite period and which are not currently available as a source of taxable income.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of September 30, 2017, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

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

During 2015, the Defense Contract Auditing Agency (“DCAA”) completed field work on the 2004 audit and issued a final report to the National Renewable Energy Laboratory (“NREL”). NREL has not issued a final determination related to the findings as of September 30, 2017. The DCAA considers the years 2005 through 2007 and 2010 open for audit, however, there has been no audit activity related to these years and the Company has not received formal notification that such audits are on hold. Management believes that as of the date of these financial statements these audits have been delayed or placed on hold. Based upon the lack of a final determination from NREL on the 2004 audit and lack of activity on later audits, the Company does not have adequate information at the date of issuance of these financial statements to determine if the outcome of any of these remaining open audits will result in a cost to the Company. The Company, however, does not expect a material impact based on the results of previous audits.

The Company has entered into several operating lease agreements, primarily for the lease of office and manufacturing facilities, and office equipment, expiring through 2020. Rental expense under these operating lease arrangements for the three and nine months ended September 30, 2017 was $100 and $329, respectively. Rental expense under these operating lease arrangements for the three and nine months ended September 30, 2016 was $103 and $311, respectively. In June 2017, the Company entered into a new lease agreement for its headquarters and production facility in Barre, Vermont. The lease term will commence on August 1, 2017 and expires July 31, 2020, with an option to extend the lease term for a single three-year period. Furthermore, the Company has subleased a protion of it Barre facility. Future minimum lease payments, net of sublease income, under non-cancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31
2017	92
2018	326
2019	272
2020	157

Total	$847

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

Overview

We are a provider of advanced renewable power generation and power conversion technology for the distributed energy sector. We design, manufacture and service a suite of proven permanent magnet direct-drive (“PMDD”) wind turbine platforms for the distributed wind market, as well as power converters for battery energy storage applications. We are now developing integrated energy storage solutions to provide end users with turn-key distributed energy solutions. Historically we licensed our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers. In October 2016 we completed the sale of these technology rights, which will enable us to focus our efforts on the distributed energy segment. With our predecessor companies dating back to 1974 we have decades of experience in developing proven innovative energy solutions in the power generation and conversion space.

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

The substantial majority of our current sales are in the small wind subset of the distributed wind market, which is commonly known to consist of turbines with rated capacities of 500 kW output or smaller. Based on the number of turbines that we have sold and installed to date, we consider ourselves a leader in the U.S., U.K., and Italy in the largest sub-segment of this market in terms of energy output, turbines ranging in size from 50 kW to 100 kW. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have shipped over 800 of these turbines. To date, these units have run for over seventeen million hours in the aggregate. Our distributed wind customers include financial investors and project developers, but also the end users themselves in application that provide power for farms, schools, municipalities, small business, remote villages, and U.S. military installations.

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

Regarding the power electronics product line, we have been developing our power converter technology since the early 2000s. Our capabilities in this area resulted from the complex power conversion technology required for wind power generations. We currently sell our MW power converters for a range of applications under the branded name of FlexPhase. Our power electronics products are incorporated into our distributed wind turbines, and also sold independently for use in microgrids and energy storage projects. Our FlexPhase products are modular in nature allowing for a common platform to service multiple applications. As of September 30, 2017, we have deployed over 170 MW of products based on this technology, primarily in connection with our wind turbine designs. Currently, we are actively commercializing sales of our power converters products as part of integrated battery energy storage systems (“BESS”), working with various battery manufactures and systems integrators.

In addition to wind turbine and productized energy storage solutions, we are capable of providing technology development services to customers for more complex energy storage, microgrid, and grid stabilization situations. While we do not focus on this as a part of our core business, these capabilities and expertise serve as a differentiator for our Company with our customers.

For the three months ended September 30, 2017 and 2016, respectively, we generated $3.5 million, and $12.1 million in revenue. For the three months ended September 30, 2017 and 2016 we incurred net losses of $0.8 million, and $1.4 million, respectively. We have an accumulated deficit of $178.4 million as of September 30, 2017.

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

Currently there are certain feed-in-tariff regimes in Italy and the U.K. supporting the installation and operation of distributed-class wind turbines. In December 2015, the U.K. Department of Energy and Climate Change announced a 40% reduction to the feed-in-tariff for wind turbines ranging in capacity from 50-100 kW. This reduction became effective on February 1, 2016 and has since seen quarterly reductions based on a limited deployment cap of 300kW per quarter. Published information from the U.K. indicates that the feed-in-tariff rates and deployment caps by rated capacity have declined as recent as October 1, 2017 and will decline further on a quarterly basis. The limited deployment cap and related quarterly reduction of the feed-in-tariff may have a negative impact on orders for distributed class turbines in the U.K. market during the remainder of 2017. The UK government may consider a re-distribution of the deployment cap across various bands, which may result in an increase of the deployment cap for 50-100kW wind turbines in the fourth quarter of 2017.

The Italian governmental authorities published a revision to the Italian feed-in-tariff regulation in June 2016, granting the ability to grid connect turbines and be eligible to the prior feed-in-tariff until June 30, 2017. Under the same revision an extension to the law was provided to connect wind turbines between June 30, 2017 and December 31, 2017 at a reduced feed-in-tariff. In order to be eligible for the current Italian feed-in-tariff a turbine is required to be grid-connected by the local utility by December 31, 2017. Few of our customers have turbines that were delayed for grid connection beyond June 30, 2017 based upon the timing and limited availability of 3rd party grid connection personnel. Our standard business terms entitle us to bill our customer for the final ten percent of the sale value at the commissioning milestone, which is commensurate to grid connection. Based upon these delays we continue to experience delayed payment on some proportion of our sales.

Recently, the Italian authorities announced that a new draft law is currently under consultation and expected to be publicized during the fourth quarter of 2017.  The delayed publication of the new law has slowed down order closure in Italy during the third quarter and likely to continue during the fourth quarter. It is expected that the new law will provide for a new feed-in-tariff from the first quarter of 2018 until December 31, 2020.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2016 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 000-55184). The consolidated balance sheet as of December 31, 2016 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2017.

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

Results of Operations of the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Overview

Our general activity during the three months ended September 30, 2017 was primarily focused on: expansion of our order backlog of distributed wind turbines in key markets, especially Italy and the United States; expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; expansion of services offerings to include full turnkey wind turbine installations, and optimizing our supply chain and operating profile to improve our margins.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues decreased by $8.6 million, or 71%, to $3.5 million for the three months ended September 30, 2017 from $12.1 million for the three months ended September 30, 2016. Our overall backlog decreased to approximately $14 million at September 30, 2017 as compared to approximately $25 million at September 30, 2016. Our backlog of orders generally, but not always, converts to revenue for us within a one-year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

The decrease in revenue was primarily attributed to $7.7 million decrease in distributed-class turbines sales along with a $0.5 million decrease in service revenue and $0.4 million decrease in other revenue. We recognized revenue on 11 units for the three months ended September 30, 2017 as compared to 41 units for the three months ended September 30, 2016. The reduction of the feed-in-tariff, together with the delay and uncertainty surrounding establishing a new Italian law regarding feed-in-tariff programs has slowed down Italian orders during the third quarter of this year.

Our international revenue was $2.9 million for the three months ended September 30, 2017 as compared to $10.0 million for the three months ended September 30, 2016, representing 85% and, 83% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which increased to 77% of total revenues for the three months ended September 30, 2017 as compared to 66% of total revenues for the same period in 2016. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies as we expect international sales to exceed domestic. We are currently experiencing positive movement between the euro and the U.S. dollar, which had a favorable effect on our revenue.

During the three months ended September 30, 2017, we executed 11 new distributed-class turbine sales orders. During the three months ended September 30, 2016, we executed 21 new distributed-class turbine sales orders. Our deferred revenues balance at September 30, 2017 was $5.5 million which is included in the backlog value disclosed above. At December 31, 2016, such balance was $4.2 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of product revenues and cost of services revenues collectively decreased by $7.3 million or 72% in the three months ended September 30, 2017 to $2.8 million as compared to $10.1 million in the three months ended September 30, 2016. The lower cost of sales is the result of a decrease in the number of units sold for the three months ended September 30, 2017 as compared to the same period in 2016. Our cost of product revenues was $2.1 million along with $0.7 million of related service cost for the three months ended September 30, 2017 compared to $9.0 million for product sales and $1.1 million for related service cost for the same period in 2016.

Gross Profit (dollars in millions)

Gross profit decreased $1.4 million in the three months ended September 30, 2017 to $0.6 as compared to $2.0 million in the three months ended September 30, 2016. This change was due to a decrease in the volume of sales.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased by $0.1 million or 13% to $0.7 million for the three months ended September 30, 2017 from $0.8 million for the same period in 2016. This decrease is principally due to $0.1 million reduction in other sales and marketing expenses resulting from cost cutting efforts enacted during 2016.

Research and Development Expenses

Research and development expenses decreased by $0.1 million or 17% to $0.5 million for the three months ended September 30, 2017 from $0.6 million for the same period in 2016. The reduction in research and development expense is primarily the result of a decrease in compensation and benefits of $0.2 million, as a result of lower headcount related to our sale of utility wind assets in the fourth quarter of 2016 offset by an increase in consulting of $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased by $1.0 million or 56% to $0.8 million for the three months ended September 30, 2017 from $1.8 million for the same period in 2016. This decrease is principally due to $0.4 million lower compensation and benefits expense and $0.6 million reduction in severance resulting from successful cost cutting efforts.

Gain on Sale of Assets

Gain on sale of assets was $0.7 million for the three months ended September 30, 2017 as compared to $0 for the same period in 2016. The gain on sale of assets reflects royalty payments related to the sale of certain utility wind assets in the fourth quarter of 2016.

Loss from Operations

Our loss from operations decreased by $0.6 million to $0.6 million for the three months ended September 30, 2017 compared to an operating loss of $1.2 million for the same period in 2016. The improvement to loss from operations reflects a reduction in operating expenses and gain on sale offset by a decrease in gross profit.

Other Expense and Interest Expense

Other expenses for the three months ended September 30, 2017 was unchanged at $0.1 million compared to the same period in 2016. Foreign exchange loss increased $0.1 million and was partially offset by a decrease in other expenses and interest expense in the three months ended September 30, 2017 when compared to the same time period in 2016.

Income Tax Expense

Income tax expense was $0 million for the three months ended September 30, 2017 and $0.1 million for the same period in 2016. The decrease is the result of lower Brazilian income tax expense incurred on certain license and royalty revenue earned in Brazil in 2016.

Net Loss

Net loss decreased by $0.6 million or 43%, to $0.8 million for the three months ended September 30, 2017 compared to a net loss of $1.4 million for the same period in 2016. The improvement to net income for the three months ended September 30, 2017, is primarily due to the decrease in loss from operations.

Results of Operations of the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Overview

Our general activity during the nine months ended September 30, 2017 was primarily focused on: expansion of our order backlog of distributed wind turbines in key markets, especially Italy and the United States; expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; expansion of services offerings to include full turnkey wind turbine installations, and optimizing our supply chain and operating profile to improve our margins.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues increased by $1.4 million, or 5%, to $27.4 million for the nine months ended September 30, 2017 from $26.0 million for the nine months ended September 30, 2016. Our overall backlog decreased to approximately $14 million at September 30, 2017 as compared to approximately $25 million at September 30, 2016. Our backlog of orders generally, but not always, converts to revenue for us within a one year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

The increase in revenue was primarily attributed to $2.6 million increase in distributed-class turbines sales along with a $0.2 million increase in service revenue partially offset by $1.4 million decrease in other revenue. We recognized revenue on 109 units for the nine months ended September 30, 2017 as compared to 85 units for the nine months ended September 30, 2016. The increase in turbine sales was driven by demand in the Italian market in the first half of the year as customers were seeking to grid connect prior to the June 30, 2017 reduction in the feed-in-tariff. The reduction of the feed-in-tariff, together with the delay and uncertainty surrounding establishing a new Italian law regarding feed-in-tariff programs has slowed down Italian orders during the third quarter of the year.

Our international revenue was $25.8 million for the nine months ended September 30, 2017 as compared to $22.6 million for the nine months ended September 30, 2016, representing 94% and 87% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which increased to 93% of total revenues for the nine months ended September 30, 2017 as compared to 65% of total revenues for the same period in 2016. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies as we expect international sales to exceed domestic. We are currently experiencing positive movement between the euro and the U.S. dollar, which has a favorable effect on our revenue.

During the nine months ended September 30, 2017, we executed 46 new distributed-class turbine sales orders. During the nine months ended September 30, 2016, we executed 86 new distributed-class turbine sales orders. Our deferred revenues balance at September 30, 2017 was $5.5 million which is included in the backlog value disclosed above. At December 31, 2016, such balance was $4.2 million.

Cost of Goods Product Revenues and Cost of Service Revenues (dollars in millions)

Cost of product revenues and cost of services revenues collectively decreased by $1.3 million or 5% in the nine months ended September 30, 2017 to $22.4 million as compared to $23.7 million in the nine months ended September 30, 2016. The lower cost of revenue is the result of reductions in freight costs, turbine warranty and manufacturing expenses offset by the higher number of units sold for the nine months ended September 30, 2017 as compared to the same period in 2016. Our cost of product revenues was $19.9 million along with $2.5 million of related service cost for the nine months ended September 30, 2017 compared to $20.9 million for product sales and $2.8 million for related service cost for the same period in 2016.

Gross Profit (dollars in millions)

Gross profit increased $2.7 million in the nine months ended September 30, 2017 to $5.0 as compared to $2.3 million during the nine months ended September 30, 2016. This change was due to an increase in the volume of sales combined with a reduction in product costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased by $0.6 million or 23% to $2.0 million for the nine months ended September 30, 2017 from $2.6 million for the same period in 2016. This decrease is principally due to $0.2 million reduction in compensation and benefits, $0.1 million in travel and $0.3 million in other sales and marketing expenses resulting from cost cutting efforts enacted during 2016.

Research and Development Expenses

Research and development expenses decreased by $0.6 million or 27% to $1.6 million for the nine months ended September 30, 2017 from $2.2 million for the same period in 2016. The reduction in research and development expense is primarily from a decrease in compensation and benefits of $0.8 million as a result of lower headcount related to our sale of utility wind assets in the fourth quarter of 2016 offset by $0.2 million increase in consulting expenses during 2017.

General and Administrative Expenses

General and administrative expenses decreased by $1.9 million or 37% to $3.2 million for the nine months ended September 30, 2017 from $5.1 million for the same period in 2016. This decrease is principally due to $1.0 million lower compensation and benefits from reduced head count, $0.8 million in severance, $0.2 million in legal expense and $0.1 million in consulting expense resulting from successful cost cutting efforts in 2016 offset by an increase in professional fees of $0.1 million and other G&A expenses of $0.1 million.

Gain on Sale of Assets

Gain on sale of assets was $1.1 million for the nine months ended September 30, 2017 as compared to $0 million for the same period in 2016. The gain on sale of assets reflects royalty payments related to the sale of certain utility wind assets in the fourth quarter of 2016.

Loss from Operations

Our loss from operations decreased by $6.9 million to $0.7 million for the nine months ended September 30, 2017 compared to $7.6 million for the same period in 2016. The decrease in loss from operations is due to an increase in gross profit, a reduction in operating expenses and increase in gain on sale.

Other Expense and Interest Expense

Other expenses for the nine months ending September 30, 2017 was unchanged at $0.3 million compared to the same period in 2016. Foreign exchange loss increased $0.2 million offset by a decrease in other expenses and interest in the nine months ended September 30, 2017 when compared to the same time period in 2016.

Income Tax Expense

Income tax expense was $0.1 million for the nine months ended September 30, 2017 and $0.3 million for the same period in 2016. The decrease is the result of lower Brazilian income tax expense incurred on certain license and royalty revenue earned in Brazil in 2016.

Net Loss

Net loss decreased by $7.0 million or 86%, to $1.1 million for the nine months ended September 30, 2017 from a net loss of $8.1 million for the same period in 2016. The improvement in our net loss for the nine months ended September 30, 2017, is primarily due to the decrease improvement in margin, cost cutting efforts and decrease in income tax expense as noted above.

Cash and Cash Equivalents

As of September 30, 2017, we had cash and cash equivalents of $5.8 million of which $1.0 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $5.4 million of which $0.4 million was held by a foreign subsidiary as of December 31, 2016.

We have historically experienced recurring operating losses and had an accumulated deficit of $178.4 million as of September 30, 2017. We have experienced recurring negative operating cash flows, which has resulted in decreases in our cash balance. In addition, the Company’s line of credit is scheduled to mature on December 31, 2017. These factors raise substantial doubt regarding our ability to continue as a going concern. The Company evaluated these conditions as well as actions taken in 2016 and 2017 to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, we are expanding our service offerings to include full turnkey wind turbine installations and have increased sales staff to expand into additional markets, especially the U.S. We have begun negotiating an extention and based on our relationship with our lender we believe that we will be able to renew our line of credit prior to December 31, 2017 or obtain alternative financing. The Company believes that the actions taken have alleviated the substantial doubt about the Company’s ability to continue as a going concern. The Company has sufficient resources to operate through at least November of 2018. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty. We expect a substantial amount of our business in 2017 to be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. To partially mitigate this risk, we have increased the sourcing of materials in euro denominated currency, however there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, share-based compensation, and changes in working capital and other activities. In addition to the decrease in net loss, cash used in operations increased as described below as a result of working capital needs.

For the nine months ended September 30, 2017, net cash used in operating activities increased by $0.2 million to $2.2 million from $2.0 million for the nine months ended September 30, 2016. Cash used in operating activities for 2017 is primarily due to the net loss, net of non-cash adjustments of $1.6 million and the effects of changes in operating assets and liabilities resulting in a cash outflow of $0.6 million. Included in these changes in operating assets and liabilities was an increase in deferred cost of $1.2 million, inventory increased $0.6 million, $0.9 reduction in accrued expenses and a decrease of $3.0 million in customer deposits, offset by an increase in accounts payable of $3.4 million, an increase of $1.5 million in deferred revenue and other short term liability, and a decrease of $0.2 million in other balance sheet accounts. These changes in cash from operations were funded in part by the draw on the line of credit noted below.

Investing Activities

Net cash provided by investing activities was $2.3 million for the nine months ended September 30, 2017 as compared to $0.2 million used in investing activities for the same period in 2016. During the nine months ended September 30, 2017, we received proceeds related to the sale of certain utility wind assets of $2.6 million offset by $0.3 million of property and equipment additions, while the same period of 2016 reflects purchases of property and equipment of $0.2 million.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities was $0.3 compared to net cash used of $1.0 million for the nine months ended September 30, 2016. We had repayments of $6.4 million and borrowings of $6.7 million on our working capital revolving line of credit for the period ended September 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at September 30, 2017.

Contractual Obligations

As described below, our long-term debt obligations were zero as of September 30, 2017 and December 31, 2016. We have $1.9 million outstanding on our working capital revolving line of credit and a $0.1 million outstanding performance letter of credit and warranty guarantee, as of September 30, 2017, which is described below in the Comerica Credit Facility section. In June 2017, the Company entered into a new lease agreement for its headquarters and production facility in Barre, Vermont, with a reduction in rent payments and rented square footage. The lease term commenced on August 1, 2017 and expires July 31, 2020.

Comerica Credit Facility

Our working capital line of credit is $2.0 million, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. The credit facility is scheduled to mature on December 31, 2017. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of September 30, 2017 and December 31, 2016, we had $1.9 million and $1.6 million, respectively, outstanding on the working capital revolving line of credit. At September 30, 2017, we had a net maximum supported borrowing base of $0.1 million remaining. To facilitate certain financing arrangements that our Italian customers have with third parties, we may provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decrease the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one-year period starting at commissioning date. Such letters of credit decrease the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At September 30, 2017, we had $0.1 million of guarantees outstanding with one customer.

The working capital line of credit contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At September 30, 2017, we had unencumbered liquid assets having a value of $5.8 million.

As of September 30, 2017, we were in compliance with the covenants contained in our working capital line of credit.

Our current line of credit expires on December 31, 2017. We have begun negotiating an extention and based on our relationship with our lender we believe that we will be able to renew our line of credit prior to December 31, 2017 or obtain alternative financing. However, we cannot guarantee that we will be able to procure additional financing upon favorable terms, if at all.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Company as defined by 229.10(f)(1)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Operating Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As more fully set forth in Part II Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016 because we identified three material weaknesses. We had inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales that remained in logistics warehouses while certain logistics events were completed. We also had inadequate and effective controls for reviewing and analyzing complex or non-routine transactions. In addition, our inventory reconciliation control was not properly designed as it did not include the reconciliation of all non-system generated entries recorded to the general ledger. The Company made enhancements to existing internal controls, improved the quality and timing of the accounting close process and continues to assess the resource needs of the department while engaging the appropriate accounting and financial expertise. We believe we have developed the appropriate operational and procedural controls in our review process to provide reasonable assurance that our financial controls over financial reporting are designed in the most effective and efficient manner possible to reduce the risk of financial statement misstatement. However, we are currently performing our test of controls and we need to complete our testing in order for us to conclude with reasonable assurance that the controls are operating effectively and in a timely manner. We expect to complete the testing during the remainder of 2017.

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

Based on the evaluation of our financial reporting controls, our Principal Executive Officer and Principal Financial Officer concluded that, our financial reporting controls were not effective as of September 30, 2017. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Northern Power Systems Corp.
(Registrant)

Date: November 13, 2017	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
President and Chief Operating Officer (Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Eric Larson
Eric Larson
Vice President and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1 (1)	Lease, dated June 22, 2017 between Northern Power Systems Corp and Malone 29 Pitman Road Properties, LLC

31.1 X	Principal Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 X	Principal Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Principal Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Principal Financial Officer— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Calculation Linkbase Document.

101.DEF **	XBRL Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Label Linkbase Document.

101.PRE **	XBRL Taxonomy Presentation Linkbase Document.

X	Filed herewith
*	Furnished herewith
**	Submitted electronically herewith
(1)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report Form 8-K filed June 23, 2017

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (unaudited) and (ii)  Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016 (unaudited), (iii)  Consolidated Statements of Changes in Shareholders’ Deficiency for the nine months ended September 30, 2017 (unaudited), (iv)  Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

