Form 10-K
period 2017-12-31
Northern Power Systems Corp.
filed 2018-04-02
CIK 1605997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

 ___________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-55184

 ___________________________

NORTHERN POWER SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

 ___________________________

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

None

___________________________

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

The aggregate market value of common shares held by non-affiliates of the registrant based on the price at which the common shares were last sold as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, and based on an exchange rate of CDN $0.77 per $1.00, was approximately $1.0 million. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

As of April 2, 2018, there were 23,853,884 shares of the registrant’s common shares, no par value, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition or results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include statements about:

•	our ability to compete with other companies that are developing or selling products and services that are competitive with ours;

•	uncertainty in the Italian market due to the expiration of the feed-in-tariff will create challenges with our ongoing business;

•	our ability to grow our active customer base;

•	our ability to establish new partnerships;

•	our ability to expand into new markets;

•	our ability to maintain or source third-party manufacturing and supply chains;

•	the timing of expected announcements regarding feed-in-tariff and other governmental programs;

•	our ability to attract and retain key personnel; and

•	other factors discussed elsewhere in this Annual Report on Form 10-K.

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

Company Overview

We are a provider of advanced renewable power generation and power conversion technology for the distributed energy sector. We design, manufacture and service a suite of proven permanent magnet direct-drive (“PMDD”) wind turbine platforms for the distributed wind market, as well as power converters for battery energy storage applications. Starting in 2016, we now provide integrated energy storage solutions and commenced efforts, in 2017, to develop sites for energy storage projects to provide end users with turn-key distributed energy solutions. Historically, we licensed our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers. In October 2016, we completed the transfer of these technology rights, which enabled us to focus our efforts on the distributed energy business. With our predecessor companies dating back to 1974, we have decades of experience in developing proven innovative energy solutions in the power generation and conversion space.

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

Our current sales are primarily in the small wind subset of the distributed wind market, which is commonly known to consist of turbines with rated capacities of 500 kW output or smaller. Based on the number of turbines that we have sold and installed to date, we consider ourselves a leader in the U.S., U.K., and Italy in the largest sub-segment of this market in terms of energy output, turbines ranging in size from 50 kW to 100 kW. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have sold over 800 of these turbines. To date, these units, in the aggregate, have run for over twenty million hours. Our distributed wind customers include financial investors and project developers, but also the end users themselves such as farms, schools, municipalities, businesses, remote villages, and U.S. military installations.

Historically, our largest markets for wind turbines have been the UK and Italy. Sales of our turbines in these countries, have been driven and supported by government sponsored feed-in-tariff programs or economic incentives. Unfortunately, the Italian feed-in-tariff for distributed wind that boosted sales in 2017 expired on June 30, 2017 without extension. Uncertainty in the marketplace regarding the status of a new feed-in-tariff and prolonged delays surrounding the drafting, approval, adoption and ultimately the implementation of a new feed-in-tariff regime in Italy for distributed wind, together with uncertainty surrounding the Italian election and government, has halted sales of our distributed wind products in Italy. Accordingly, the Company will be restructuring operations to maintain manufacturing activity consistent with market traction. The Company plans to commence and complete a limited near-term manufacturing run to satisfy current orders and a number of anticipated orders. Following the completion of this batch manufacturing run, the Company has determined that it would be best for our long-term financial position to temporarily suspend full-scale manufacturing activities for its distributed wind business until the third quarter of 2018, when the new Italian feed-in-tariff for distributed wind is expected to be implemented. With this transition to batch manufacturing in mind, among other measures, we will take steps to reduce our workforce. We anticipate that with the expected implementation of the new feed-in-tariff in the fourth quarter of 2018, Italy, once again, will be a robust market for our distributed wind turbines. While manufacturing is suspended, the Company will continue to sell and market its products across the globe and all orders will be slotted to be manufactured in the third quarter of 2018.  Similarly, sales in the UK have slowed due to the transmission and/or distribution network congestion, restricted grid connections and political uncertainties, including Brexit and regulatory policies.

We had developed a 2 MW turbine platform with three wind-speed regime variants based upon our PMDD technology, of which the 2.3 MW variant is certified to International Electrotechnical Commission, or IEC, standard 61400-1 by Det Norske Veritas, or DNV, a globally recognized certification firm. On October 26, 2016, we entered into a definitive agreement for WEG Electric Corp. and WEG Equipamentos Elétricos S.A. (collectively, “WEG”), to acquire certain of our utility wind assets. Under the agreement, the proven utility scale direct drive technology we developed are solely owned by WEG and its affiliates.

Regarding the power electronics product line, we have been developing our power converter technology since the early 2000s. Our capabilities in this area resulted from the complex power conversion technology required for wind power generation. We currently sell our MW power converters for a range of applications under the branded name of FlexPhase. Our power electronics products are incorporated into our distributed wind turbines, and also sold independently for use in microgrids and energy storage projects. Our FlexPhase products are modular in nature allowing for a common platform to service multiple applications. As of December 31, 2017, we have deployed over 180 MW of products based on this technology, primarily in connection with our wind turbine designs. Currently, we are actively commercializing sales of our power converters products as part of integrated battery energy storage systems (“BESS”), working with various battery manufactures and systems integrators.

In addition to wind turbine and productized energy storage solutions, we are developing sites for energy storage projects and provide technology development services to customers for more complex energy storage, microgrid, and grid stabilization situations. While our efforts to develop sites for energy storage projects and providing technology development services to customers are in the early stages, these capabilities and expertise serve as a differentiator for our company with our customers.

For the years ended December 31, 2017 and 2016, we generated $38.6 million and $35.9 million in revenue, respectively. For the years ended December 31, 2017 and 2016 we had net income of $0.1 million and incurred a net loss of $8.9 million, respectively. We have an accumulated deficit of $177.2 million as of December 31, 2017.

We are headquartered and our principal manufacturing is in Barre, Vermont, and certain finance and business development teams are located in Massachusetts, with additional sales offices in Zurich, Switzerland, and sales and service office in Bari, Italy, and warehousing and manufacturing in Bisaccia, Italy, and Cornwall, U.K. We previously operated under the name Wind Power Holdings, Inc. and was originally incorporated in Delaware on August 12, 2008. Our common shares are listed on the Toronto Stock Exchange under the symbol “NPS”.

Our Products and Services

Distributed Wind

We have developed two wind turbine platforms for the distributed wind market which we manufacture and sell on a global basis. Our 100 kW and 60 kW turbines, which we market under the names NPS 100 and NPS 60, generate electricity for use by farms, remote villages, schools, municipalities, businesses and U.S. military installations. These wind turbines are currently generating electricity in the U.S., U.K., Italy, Canada, South Korea, and certain Caribbean nations, including the Bahamas and the U.S. Virgin Islands. The NPS 100-21 is designed for high wind sites and is also available in an Arctic configuration for use in extreme temperatures. The NPS 100-24 is designed to deliver optimal power generation in low to moderate wind speeds. For the European market, we offer the NPS 60 turbine, which is designed to capture optimal power generation at lower wind speeds and targeted at markets where grid connection capacity is a constraint. All of our distributed-class wind turbines are available with three different tower heights to maximize the benefits from siting conditions and comply with permitting requirements.

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

Energy Storage Solutions and Power Converters

In addition to wind turbines, we are commercializing sales of our power converters based on our proprietary FlexPhase technology for complex energy applications ranging from 250 kW to over 5 MW. These energy applications include both grid-connected and off-grid energy storage markets as well as microgrid applications, grid stabilization and power quality enhancement. FlexPhase is our modular power converter platform and uses a proprietary architecture to reduce stress on critical power components. We have upgraded our FlexPhase converter platform such that it can be better integrated into BESS applications.

In 2016 we commenced commercializing integrated energy storage solutions with certain battery storage technology partners and in 2017 we commenced efforts to develop sites for energy storage projects. Our primary focus is to control and develop sites in order to deploy our power converters and our energy solutions expertise to provide integrated solutions involving our battery storage technology and management software with our FlexPhase converters, controls expertise and ability to provide full-scope installation services. Currently we are seeing areas in the North America market where the demand for such offerings is evolving. This is a more nascent market for us and as such we will continue to evaluate our investment, approach to market, and partners in this space.

Services

We provide technical support for our SmartView supervisory control and data acquisition system. SmartView is a remote monitoring and control system which we developed to allow users to monitor and manage system operation, issue control commands, respond to faults and alarms, and capture energy system data.

As part of our total service offering, we install turbines for our customers and perform commissioning services to ensure that the turbine is ready to begin generating power. We typically provide a two-year warranty for our wind turbines that commences after commissioning and offer three more years of extended warranty for an additional charge. During the warranty period, we monitor the turbines 24 hours a day and cover parts and labor for unscheduled repairs and replacement.

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

Wind Industry Overview

Wind power has been one of the fastest growing sources of electricity generation globally over the past decade. The Global Wind Energy Council, or GWEC, in its Global Wind Statistics 2016 report, issued in October 2017, states that installed capacity of wind power deployments globally has increased more than 300% since 2008. Furthermore, according to the U.S. Department of Energy, or the DOE, 2016 Distributed Wind Market Report, between 2003 and the end of 2016, over 77,000 wind turbines were deployed in distributed application across all 50 states, Puerto Rico, and the U.S. Virgin Islands, totaling 992 MW in cumulative capacity. In 2016, 25 states added 45 MW of new distributed wind capacity, representing 2,585 units and $163 million in investment. The growth in the industry is largely attributable to increasing cost competitiveness with other power generation technologies and growing public and governmental support for renewable energy driven by concerns regarding the security of conventional fossil fuel energy supply, as well as the environmental benefits of wind power. National targets for wind and other renewables are also driven by individual countries’ efforts to produce energy domestically, increase employment, build domestic industries, and replace other forms of power generation, such as coal and nuclear.

As global demand for electricity generation from wind power has increased, technology enhancements, supported by government incentives, have yielded increased power output while the cost of wind power has dropped. According to the Renewables 2017 Global Status Report, or the 2017 Renewables Report, published by the Renewable Energy Policy Network, or REN21, wind power is playing a major role in power supply in an increasing number of countries, including: China, the U.S., Germany, India, Brazil, France, Turkey, the Netherlands, the U.K. and Canada. By the end of 2016, over 90 countries had seen commercial wind power activity, and 29 countries had more than 1 GW in operation. Furthermore, wind power annual additions for 2016 was 55 GW, with a total global capacity of 487 GW.

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

Distributed wind energy generation has seen improvements in technology driving its cost effectiveness and expanding adoption.

Key Drivers of Demand for Wind Power and Power Systems

We believe the following factors have driven, and will continue to drive, the growth of wind power globally:

Requirement for New Electricity Generating Capacity

The International Energy Agency, or IEA, in its World Energy Outlook 2017 Executive Summary says that one of the large-scale shifts in the global energy system is the rapid deployment and falling costs of clean energy technologies, including a 25% decline in costs for wind since 2010. Furthermore, renewable energy, including wind power, capture two-thirds of the global investment in power plants as they become, for many countries, the least-cost source of new generation.

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

There are certain feed-in-tariff regimes in Italy, the U.K. and certain states within the U.S. supporting the installation and operation of distributed-class wind turbines. Published information from the U.K. indicates that the feed-in-tariff rates and deployment caps by rated capacity have declined on a quarterly basis. The Italian authorities have drafted a new law that is currently under review. The new law provides for a feed-in-tariff from the date of publication until December 31, 2020. It is expected that the new law will be effective by the fourth quarter of 2018, with a first registry opening for feed-in-tariff applications for small wind projects scheduled for November 2018. Although it is expected that the 2018-2020 feed-in-tariff will become effective by the fourth quarter of 2018, there is no guarantee it will be approved and implemented in a timely manner or at favorable rates.

In the U.S., the Bipartisan Budget Act of 2018 renewed Investment Tax Credits (ITC) for renewal energy products that were left out of the 2015 legislation. For distributed wind projects there is a 30% ITC for projects that begin prior to 2020, 26% ITC for projects that begin in 2020 and 22% ITC for projects that begin construction in 2021.

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

Global Commitment to Reduce Climate Change

Growing Environmental Concerns

The growing concern over the environmental consequences of greenhouse gas emissions has contributed to the growth of wind power generation. According to the World Meteorological Organization, 2017 ranked among the three warmest years on record. Among the largest emitters of greenhouse gases in the world, the U.S. and the E.U. have experienced growing awareness of climate change and other effects of greenhouse gas emissions, which has resulted in increased demand for emissions-free electricity generation. As an emissions-free electricity source, wind power is an attractive alternative that is capable of addressing these growing environmental concerns.

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

Various legislation, regulations and incentives designed to support the growth of wind energy have been implemented or proposed by the U.S. government such as the Production Tax Credit for Renewable Energy (PTC) and the Clean Power Plan, an Obama administration policy aimed at combating global warming. In addition, states and foreign governments also have adopted various legislations, regulations and incentives also designed to support the growth of wind energy.

However, since taking office in 2017, President Donald J. Trump has taken a variety steps that undermine various clean energy programs, industries and initiatives. On March 28, 2017, President Donald Trump signed the Executive Order on Energy Independence (E.O. 13783), which calls for a review of the Clean Power Plan and since this time the US EPA has continued to explore how it may repeal or replace the Clean Power Plan. Similarly, in June 2017, President Trump announced the United States’ withdrawal from the U.N. Framework Convention on Climate Change in Paris, designed to curtail global warming.

Increasing Obstacles for Conventional Power Projects

Despite some recent efforts by the Trump Administration, coal and nuclear power projects continue to face significantly increasing capital costs due to steep environmental hurdles and regulatory uncertainty in the U.S. and across the globe. These hurdles range from complications relating to the disposal of spent fuel to concerns over operational safety and the need to fulfill carbon control requirements. Wind power, in contrast, does not create solid waste by-products, emit greenhouse gases or deplete non-renewable resources during operation, and, as a result, is an attractive alternative to fossil fuel-fired power projects. The U.S. Energy Information Administration, or USEIA, in its Annual Energy Outlook 2018 examined its Reference case and projected that electricity consumption will increase at an average annual rate of 0.9% from 2017 to 2050. Continuing a recent trend toward lower levels of carbon-intensive generation, natural gas and renewable generation meet almost all of the increase.

Wind and solar generation account for nearly two-thirds of the growth in renewable generation. Solar is the fastest-growing renewable generation source, but wind accounts for the largest absolute increase in generation. Wind becomes the single largest source of renewable generation by 2040, supplanting hydropower as the largest renewable generation source.

Outlook for Energy Prices

We expect that increased demand for electricity coupled with a finite supply of fossil fuels, and capacity and distribution constraints, including volatility in fossil-fuel prices, will result in volatility, but generally continued increases, in electricity prices. The recent shale gas boom has kept current natural gas prices in the U.S. relatively low, while the rest of the world continues to see significantly higher prices. Increasing demand from Asia and a future export market for liquefied natural gas from the U.S. is expected to drive gas price increases throughout the world in coming years. The IEA estimates a reversal of excess gas in the U.S. as exports pick up, combined with more gas use in transportation, to drive prices steadily higher into the 2020s. Additionally, electricity generation from natural gas is either exposed to volatility in natural gas prices or is priced at a premium for medium-term, fixed-price gas supply contracts. Wind power projects, in contrast, typically contract for long periods (e.g., 20 years) at fixed prices. As a result, and given the lack of fuel costs associated with wind power projects, we believe that wind power has become cost competitive with conventional power projects, and that this cost competitiveness will contribute to further growth in wind power.

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

Price of Other Renewables

As highlighted the Bloomberg New Energy Outlook 2017, levelized cost of energy, or LCOE, for renewables, including distributed wind and solar, continues to decrease while the same measure for fossil fuel increases. The LCOE, which includes the capital, operating, and any financing costs of an NPS 100 kW wind turbine over at least a 20-year operating life, has reached parity or better with electricity purchased from the grid. As highlighted in the Bloomberg New Energy Outlook 2017, looking out to 2040 wind and solar costs drop. Offshore wind levelized costs will decrease 71% by 2040 and the cost of onshore wind will fall 47% in the same period. The decrease in onshore wind costs are the result of cheaper, more efficient turbines and streamlined operating and maintenance procedures.

Our Strategy

We are focused on being a leader in the commercialization of distributed-wind turbines, and strategically leveraging our proprietary technology by expanding our product offerings in power generation and power conversion and developing sites for energy storage projects. Key elements of our strategy include:

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

Pursue growth opportunities for power conversion product line

We have developed and qualified our FlexPhase modular power converters to meet varying energy management and storage system needs by engineering a highly flexible, modular system architecture and integrating scalable controls. Since these power converters were developed under constrained spatial specifications, they have greater power density and represent more advanced technology than most utility-scale power converters currently in the market. As a result, we believe that our power converters can be adapted to a wide variety of applications. Going forward, we intend to continue to customize our proprietary power conversion technology for developing applications and market our products to pursue revenue opportunities outside of use in wind turbines, such as the battery energy storage system (BESS) market. With the increase in use of renewable energy coupled with the improved price and performance of batteries, the need for battery energy storage is growing and we are pursuing opportunities to use our FlexPhase technology to address this need, including developing sites for energy storage projects. Other energy applications include both grid-connected and off-grid energy storage markets, developed by third parties, as well as microgrid applications, grid stabilization and power quality enhancement. We are currently working with advanced battery technology suppliers and energy management companies to cost-effectively market our products and technologies in BESS and related markets. As we proceed, we will continue to review our performance within these applications and markets to determine the appropriate level of resources we commit.

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

Our Technological Strengths

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

Robust Products

Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have sold over 800 of these turbines, which have run for over twenty million hours in the aggregate. Our fleet of turbines is performing at greater than 98% availability. We engineer our wind turbines to withstand a variety of harsh conditions in severe environments, such as those in Alaska, the Caribbean and Scotland, by designing in features such as reinforced blades and a triple braking system. Certain turbines of our distributed wind fleet have several million run time hours without incident despite being in locations that have experienced hurricane speed winds. For example, in 2017, turbines installed in the Bahamas and in Texas withstood the winds of Hurricane Irma and Hurricane Harvey, and then returned to normal operation, as designed. In addition, the Arctic models of our turbines operate safely in temperatures as low as -40°F during the winter months and have special design and safety features to assure high levels of uptime even at such extreme temperatures. Therefore, we believe that our products are well-suited for reliable operation in nearly all environments.

Established Customer Relationships with Developers

We serve a global customer base for our distributed-class wind turbines that includes project developers and financial investors, primarily located in the U.K. and Italy. We have developed deep customer relationships with a number of our customers, each of which has extensive experience developing wind and other renewable energy projects in Europe. With our track record of on-time delivery and our turbines’ successful operating history, which is a direct contributor to our customers’ ability to finance the purchase of our turbines, we believe we will continue to generate orders from existing and future customers.

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

Full Power Converter

Another key element of our innovative direct-drive wind turbine design is the power converter used to connect the permanent magnet generator output to the local power system. We currently design and manufacture the power converters for our wind turbines and energy storage systems at our Barre, Vermont facility, with complete hardware, control design and software capabilities. Our full power conversion provides high quality power while also isolating the generator turbine from grid disturbances that could cause damage and downtime, as well as removing the requirement for any external energy for excitation in the energy generation process. Our power converter technology and platform offers these key benefits:

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

For the year ended December 31, 2017, M F Energia accounted for approximately 13% of our total revenues. For the year ended December 31, 2016, ElectroGroup accounted for approximately 11% of our total revenues.

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

Employees

As of December 31, 2017, we had 72 full-time employees. We also rely on temporary hourly employees to staff our manufacturing operations at levels targeted to meet our production needs during any given period. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any employee-initiated work stoppages and we consider our relations with our employees to be good.

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

Risk Factors Related to Our Operating Business

Uncertainty in the Italian market due to the expiration of the feed-in-tariff will create challenges with our ongoing business.

Italy has been our strongest market for sales of our distributed turbines since 2012. In 2017, the Company sold 137 turbine sales in Italy which represented 84% of the Company’s aggregate revenue. The Italian feed-in-tariff for distributed wind that boosted sales in 2017, however, expired on June 30, 2017. Since the expiration of the feed-in-tariff, there have been significant delays in the drafting, adoption and approval of the decree that is expected to establish the applicable feed-in-tariff for distributed-class turbines for the 2018-2020 time-period. The Italian authorities have drafted a new law that is currently under review. The new law provides for a feed-in-tariff from the date of publication until December 31, 2020. It is expected that the new law will be effective by the fourth quarter of 2018, with a first registry opening for feed-in-tariff applications for small wind projects scheduled for November 2018. The lack of clarity with respect to the feed-in-tariff and the delay in its approval tariff has stalled commercial activity, orders, order closure and contract execution and caused the Company to restructure its manufacturing process and reduce employee head count and may impact significantly 2018 revenue. Although it is expected that the 2018-2020 feed-in-tariff will become effective by the fourth quarter of 2018, there is no guarantee it will be approved and implemented in a timely manner or at favorable rates which could adversely impact revenue and our ability to continue operations.

Incentive-focused markets, including Italy and the United Kingdom are essential to our business and any uncertainty, challenges, weakness or the lack of growth in these markets could adversely impact revenue and operations.

Since we commenced operations in August 2008, we have experienced unpredictability in our operating environment, which poses significant risk to our ability to forecast financial results and have a significant impact on our ability to sell products and services. In the distributed wind markets, lack of incentives or uncertainty surrounding incentives can create commercial and financial challenges for our business. For instance, the lack of incentives in the U.S. to date hinder the development of a robust market in North America. In Italy, there have been significant delays in the drafting, adoption and approval of the decree that is expected to establish the applicable feed-in-tariff for distributed-class turbines for the 2018-2020 time-period. The Italian authorities have drafted a new law that is currently under review. The new law provides for a feed-in-tariff from the date of publication until December 31, 2020. It is expected that the new law will be effective by the fourth quarter of 2018, with a first registry opening for feed-in-tariff applications for small wind projects scheduled for November 2018. The lack of clarity with respect to the feed-in-tariff and the delay in the approval of a 2018-2020 feed-in-tariff has stalled commercial activity, orders, order closure and contract execution and may impact 2018 revenue. Although it is expected that the 2018-2020 feed-in-tariff will become effective by the fourth quarter of 2018, there is no guarantee it will be approved and implemented in a timely manner or at favorable rates.

In the United Kingdom, deployment of distributed wind class turbines has slowed, in part, due to the transmission and/or distribution network congestion and related constraints and as a result grid connection in many areas is restricted to 50kW requiring the remaining power to be consumed on-site which may adversely impact deployment our turbines. In addition, our turbine deployment may also be negatively impacted by market and political uncertainty relating to Brexit, government intervention in energy pricing and the Labour party’s discussions on the renationalization of the energy segment.

Our inability to generate meaningful sales in the US, U.K and Italy, could adversely affect our revenue and profitability.

We have incurred significant operating losses since inception and may not be able to achieve, or maintain profitability.

Historically, we have experienced recurring operating losses and had an accumulated deficit of $177.2 million as of December 31, 2017. We may not be able to generate operating income and we could to continue to incur net losses for the foreseeable future. In the reporting period covered by this Annual Report on Form 10-K and to date, we have encountered business challenges disclosed in these risk factors that have contributed to our operating losses, including currency fluctuations that have made our prices less competitive in certain global markets, uncertainty surrounding certain tariff regimes relied upon by international customers, and challenges with our suppliers resulting in difficulties getting additional cost out of our products. Our ability to be profitable in the future depends upon the continued implementation of successful strategies to address these business challenges.

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

We may fail to generate revenues in the future. If we cannot attract a significant number of purchasers for our distributed wind and power technology products, we will not be able to generate any significant revenues or income. If we continue to incur significant operating losses and fail to generate significant revenues, we will not have the money to pay our ongoing expenses and we may be required to restructure our business or go out of business. These conditions among others raise substantial doubt about our ability to continue as a going concern, unless additional financing is obtained in the near future. The Company evaluated these conditions as well as actions taken to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, we are expanding our service offerings to include full turnkey wind turbine installations and have increased sales staff to expand into additional markets, especially the U.S. We have also increased our line of credit from $2.0 million to $2.5 million and extended the maturity date from December 31, 2017 to June 30, 2019. Historically, our revenue has been driven by international sales. The Italian authorities have drafted a new law that is currently under review. The new law provides for a feed-in-tariff from the date of publication until December 31, 2020. The lack of clarity with respect to the feed-in-tariff and the delay in the approval of a 2018-2020 feed-in-tariff has stalled commercial activity, orders, order closure and contract execution and may impact 2018 revenue. Although it is expected that the 2018-2020 feed-in-tariff will become effective by the fourth quarter of 2018, there is no guarantee it will be approved and implemented in a timely manner or at favorable rates. We continue to monitor the actions we have taken throughout the year to improve profitability and will reduce headcount, including the use of temporary furloughs, or manufacturing activity as needed to maintain the Company’s long-term financial position. Despite our efforts, we cannot predict, with certainty that the outcome of our plans and actions will be successful to meet our liquidity needs for the next twelve months from the issuance of the financial statements and as such, raise substantial doubt regarding our ability to continue as a going concern.

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

Our sales cycles of our distributed turbines and power converters for energy storage systems are complex and lengthy and the timing of our distributed wind and energy storage installations are subject to seasonal variations, each of which may impact operating results from quarter to quarter and make results difficult to predict.

The size and timing of our revenue from sales of products to our customers is difficult to predict and is dependent on many factors, including market conditions, customer financing, permitting and weather conditions, all of which may combine to result in high variability in revenue trends and projections. Our sales efforts in distributed wind and power converters for energy storage systems markets often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. Customers typically undertake a significant evaluation process that has generally resulted in a lengthy sales cycles for us, typically many months. Furthermore, installation of our turbines and power converters for energy storage systems is often under the direction and control of end users or third-party contractors. The regulatory approval, permitting, construction, startup and operation of turbine sites and energy storage systems may involve unanticipated changes or delays that could negatively impact our business and our results of operations and cash flows. The long sales cycles require us to delay revenue recognition until certain milestones or technical or implementation requirements have been met.

We have commenced selling our power converters into the developing battery energy storage market and in 2017 we launched a strategy to independently develop sites for energy storage projects in the U.S which allows us to sell and incorporate our power converters and related technology into the project. We face competition in these markets by larger and more well established power converter suppliers and developers of energy storage projects. Although we believe that our converters offer superior performance attributes to those of our competitors and that our strategy to independently develop energy storage projects in the U.S, these power convert sales cycles and the energy storage project development cycle are long and unpredictable making our ability to predict when such sales will occur difficult.

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

Our backlog and the timing of our conversion of revenue out of backlog is uncertain.

Our backlog is subject to unexpected adjustments and cancellations and thus may not be timely converted to revenue in any particular fiscal period or be indicative of our actual operating results for any future period. Although we have not experienced significant cancellations in 2017 and 2016, there can be no assurances that customers will not face challenges in the future and cancel some or all of their orders. We have managed past order cancellations by curtailing production at our Barre, Vermont facility and closely monitoring inventory levels to conserve cash, but this left underutilized manufacturing overhead in product cost, which lowered our gross margins. In 2017, we experienced a shrinking backlog for a variety of factors, including regulatory uncertainty in Italy and grid congestions in the U.K. Our inability to generate, maintain, and grow a backlog and ultimately, convert that backlog into revenue, whether or not due to factors within our control, could adversely affect our revenue and profitability.

Because we depend on a limited number of single source suppliers for certain components, third-party business and relationship interruptions could harm our operations.

We currently depend on sole source suppliers for certain precisely manufactured components in our turbines. These components may not be readily available on a cost-effective basis from other sources or on short notice, as some are custom-designed for our turbines. As a result, there can be no assurance that a continuing source of supply of these components will be available on a timely basis or on commercially viable terms in the future. In addition, our supply chain could be negatively impacted if one of our key single source suppliers has a business interruption or our relationship with one or more of our key single source suppliers becomes strained or is terminated. Any interruptions in our third-party manufacturing suppliers or supply chain, or the refusal or inability by such parties to produce necessary product components, could have an adverse impact on our business or financial results of operations. We have identified the sole source suppliers and are in the process of mitigating the risk by identifying alternative suppliers or negotiating with suppliers to ensure they have sufficient inventory levels to support production.

If our working capital is insufficient to meet customer demand, we may have difficulty arranging for financing.

Wind power companies, and manufacturing companies generally, are capital intensive businesses. To fulfill the product delivery requirements of our customers, we plan for working capital needs in advance of customer orders. If we experience sales in excess of our estimates, our working capital needs may be higher than those currently anticipated. Our ability to meet this excess customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages, since it is likely that cash flow from sales will lag behind these investment requirements. Our capacity to borrow under our current working line-of-credit, is guaranteed by the U.S. Export-Import bank and is subject to restrictions based upon U.S. content of our products, as well as the balance of our accounts receivables and inventory meeting certain conditions. Our ability to obtain this guarantee would be impacted if we source products in lower cost foreign countries. Our current working line-of-credit with Comerica Bank, or Comerica, expires in June 2019 if we are unable to renew this line-of-credit under similarly favorable terms, this could impact our ability to meet customer demand or pursue other strategic initiatives. Furthermore, if we do not have sufficient unencumbered assets and/or our inventory does not have sufficient levels of U.S. content, we may be limited in the amount we are allowed to borrow.

Our international expansion efforts are impacted by foreign currency fluctuations, which could harm our profitability.

As part of our international expansion, a significant amount of our sales transactions and product cost in 2017 was denominated in euro while the majority of our operating costs were denominated in U.S. dollars, that trend could continue in 2018. In addition, we have and expect to continue to be entering into extended duration operations and maintenance contracts, which obligate us to perform services in the future based upon currently negotiated non-U.S. dollar denominated pricing terms. Although we have pursued certain economic hedging strategies, including increasing our euro-denominated costs and entering into financial hedging strategies, we may experience negative economic exposure of currency movements and there can be no assurance that we can execute effective strategies to control this exposure in the future. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro and sterling, could have an adverse effect on our revenues and delay our achieving profitability.

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

Our inability to develop new markets for our power converters or independently develop sites for energy storage projects could adversely impact our business, revenue and operations.

We have been developing our power converter technology since the early 2000s. Historically we have supplied these products as part of our distributed wind and utility class turbines. We are actively seeking to commercialize sales of our power converters outside of the wind industry, such as the battery energy storage system and microgrid project markets.  With respect to energy storage system market, we sell our power converters to third party developers of energy storage systems or independently develop energy storage system projects and then incorporate our power converter into the project. Entering new markets beyond the wind industry involve significant risks and uncertainties, including the possible lack of demand or acceptance of the product, distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, resource constraints, and unidentified issues we have not discovered in evaluating this market opportunity. Because entering new markets is inherently risky, no assurance can be given that our efforts to enter new markets with our power conversion products will be successful and will not materially adversely affect the Company’s financial condition and operating results. We have not traditionally sold products outside of the wind industry or independently developed energy storage system projects. There can be no assurance that our power converters will achieve market acceptance beyond the wind industry. In addition, potential customers for our power converters in the battery energy storage system and microgrid project market generally impose very high quality and reliability standards, which often change and may be difficult or costly to satisfy. Any inability to acquire new customers, independently develop sites for energy storage systems or satisfy quality and reliability standards or comply with standards and technical requirements may adversely affect demand for our power converter products and our results of operations.

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

The success of our strategic transaction with WEG, in part, will be subject, to risks associated with WEG’s operating in South America, particularly Brazil. The Brazilian and other South American economies are emerging from a prolonged recession. The strategic transaction with WEG and our business and its financial performance and prospects may be adversely affected by, among others, political, economic, diplomatic or social instability in or affecting Brazil and other South American nations.   After eight consecutive quarters of negative gross domestic product growth in 2015 and 2016, the Brazilian economy is evidencing positive growth and signs of a broad based recovery. Despite the recovery, there is continued political uncertainty relating to elections and as to whether the government can implement further reforms to facilitate sustained economic growth. We cannot predict whether the current or future Brazilian or other South American governments will implement changes to existing policies on taxation, exchange controls, monetary strategy, labor relations and the like, nor can we estimate the impact of any such changes on the Brazilian or other South American economies or WEG’s operations.

If we fail to expand effectively in international and U.S. markets, our revenue and business will be harmed.

Successful continued advancement and implementation of our plan to sell our products in Europe and Asia Pacific continues to be a strategic priority. European markets, and particularly Italy, despite some current uncertainty regarding its regulatory policy, are expected to lead growth in the purchase and installation of distributed-class wind turbines. However, we expect the regulatory policies that have driven the growth in European markets such Italy and U.K to diminish or change over time. Further, renewable deployments in the U.K. have slowed on account of grid congestion resulting from the previous rapid pace of installations and uncertainty regarding Brexit, potential government intervention in energy pricing and efforts by the Labor party to renationalize the energy segment. Therefore will need to continue developing and expanding into new markets to supplement our sales in Italy and the U.K. Developing the European and U.S. markets and expanding into new markets for our turbines is expected to entail a number of risks, including the need for appropriate management of our efforts, successful negotiation on terms advantageous to us of agreements facilitating our profitable expansion of this business, including logistics, installation and commissioning, and post-sales support service efforts. Sophisticated engineering, procurement and construction providers are moving into the distributed wind market and demanding that wind turbine manufacturers such as us provide a turnkey offering that includes supply, installation and long-term support of the turbines. Similarly, development companies in the U.K. which have historically been responsible for siting, permitting, installation, and connecting turbines to the utility grid are retreating from providing these services, as the U.K Feed-in Tariff regime is evolving to make such business less financially viable. As a result, we are seeing increased opportunities for turbine sales directly to customers, rather than through a developer. While we have experience in turbine supply, and have experienced some success in winning orders, we have limited experience in installation and long-term international support and may not be able to provide the services required to fulfill them. Failure to obtain or effectively execute a large volume of orders in Italy and the U.K., to develop additional European, U.S. and Asia Pacific markets, and to expand into new markets would have an adverse effect on our ability to reach profitability.

Our international business development efforts generally include risks relating to management of currency exchange rate exposure, international enforceability of contracts, regulatory uncertainty, potential exposure of intellectual property to misuse or misappropriation, compliance and operational challenges that may delay or add complexity to sales and support efforts, and the potential of local taxation above that which is currently forecast. If we are unsuccessful in managing these challenges, our efforts to sell our turbines and services on a global basis may expend our resources without significant contribution to the results of our operations and may not contribute to the value of our business.

If we fail to effectively execute a U.S. market strategy our sales in that region may not develop as we have planned.

As part of our strategic plan to grow in regions outside our core markets, we are focusing our efforts on selling our distributed class turbines and power conversion products into the U.S. market, developing sites for energy storage systems, leveraging a third-party lease model for our turbines, identifying institutional investors interested in owning a portfolio of distributed wind assets or energy storage projects and identifying new verticals in the market for sales opportunities. In the case of leasing, we believe that providing financing offerings in conjunction with the sale of our products is an important component in the overall offering. We have identified a third party leasing partner who is prepared to offer financing to qualified customers and potential institutional investors who are interested in owning turbines or energy storage projects and entering into power purchase or similar agreements with energy off-takers, and therefore we are making investments in sales and marketing to identify business that would benefit from these offerings. If we are unable to identify customers that meet the lessor’s or institutional investors credit requirements or the lease or power purchase offering is not viewed as advantageous by customers, our ability to expand in this market will be impacted, as such potentially harming our profitability. If we are unable to execute on our strategic plans in the power conversion market, including independently developing sites for energy storage projects, or if the market does not develop quickly enough for us to capitalize on opportunities in the near term, our profitability may be impacted.

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

Customers for our products regularly expect vendors to have a history of reliable production or creditworthy warranty coverage of meaningful duration. From commencement of our current operations in August 2008 through December 31, 2017, we have received over 850 orders for distributed-class wind turbines to date with more than 800 sold, commissioned and producing power at customer sites. This short history of operating in the field means that it will be some time before we will be able to determine the durability and reliability of our products after sale. We cannot be certain that substantial warranty expense will not occur in the future in our distributed-class wind turbines or in our other products. If our distributed wind or power converter products are not sufficiently durable and reliable or otherwise perform below expectations, we could incur additional substantial warranty expenses, we could be required to pay liquidated or other contractual damages, our reputation could be harmed and our revenues could decline.

Problems, systemic or otherwise, with the quality or performance of our products, including those manufactured by third parties, like WEG, could likewise adversely affect us due to warranty claims or other contractual damages. Issues with our products whether manufactured by us, WEG or other parties in the future could result in significant negative publicity and materially and adversely affect the marketability of our products and our reputation.

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

We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. Our largest customer accounted for approximately 13% of revenue for the year ended December 31, 2017, and approximately 11% of revenue for the year ended December 31, 2016. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.

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

We face security and cybersecurity risks related to our electronic processing of sensitive and confidential business data. If we are unable to protect our data or the data of our customers, a security breach could damage our reputation and have a material adverse effect on our business.

Given the nature of our business, we collect, process and retain sensitive and confidential customer and associate data, in addition to proprietary business information. Our business, including our distributed wind turbines and related energy assets may be vulnerable to a data compromise, computer viruses, physical and electronic break-ins and manipulations and similar disruptions, which may not be prevented by our efforts to secure our computer systems and assets, which include vulnerability scans and patching, web-application firewalls, reverse-proxies, network firewalls, two-factor authentication, identity and access management, data encryption, intrusion detection and prevention devices, endpoint detection and response software, and data loss prevention software. Regular penetration tests of our networks are conducted by a third party service provider and we leverage any findings to further enhance our security. We also employ secure file transfer options to provide security for processing, transmission and storage of confidential information. Our critical data is replicated and backed up to a separate secured datacenter. However, our efforts may not be able to prevent rapidly evolving types of cyber-attacks and a successful breach of our computer systems could result in misappropriation of personal, payment or sensitive business information. In addition, we rely on associates, contractors and other third parties who may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. A security breach involving confidential and proprietary data or the fleet of turbines we have deployed across the globe for our customer could damage our reputation and our ability to retain existing customers or gain new customers. In addition, we may incur material liabilities and remediation costs as a result of a security breach and, our insurance may not be sufficient to cover the impact to the business. Although we have developed mitigating security controls to reduce our cyber risk and protect our data, our customers’ data and our customers’ turbines from a security breach, such measures cannot provide absolute security and accordingly any security breach may have a material adverse effect on our business.

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

Our business is subject to the risks of earthquakes, fires, floods, hurricanes and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism, any of which could result in system failures and interruptions that could harm our business.

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

In connection with our preparation of our financial statements for the period ended December 31, 2017 and 2016, our management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A, the material weaknesses pertained to 1.) inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales that remained in logistics warehouses while certain logistics events were completed, 2.) inadequate and ineffective controls for reviewing and analyzing complex or non-routine transactions, 3.) ineffective controls for identifying and accounting for Performance Guarantee Program (PGP) revenue, and (4.) inadequate and ineffective controls over the implementation and transition related to the adoption of ASU 2014-09. Based on enhancements to certain controls, we have determined that the previously identified material weakness pertaining to inventory reconciliation controls has been remediated as of December 31, 2017 as further discussed in Item 9A.

Management is committed to continuous improvement of our internal control processes and will continue to diligently review our reporting controls and procedures. We took steps to remediate the underlying causes of the material weakness, primarily through the continued development and implementation of formal policies, improved processes and documented procedures, the implementation of a number of new controls over financial reporting and accounting, the enhancement of our month end close and financial reporting review process, as well as engaging outside technical accounting consultants to provide assistance and guidance for non-routine, complex transactions. We expect our remediation efforts will continue throughout 2018. The actions that were taken are subject to ongoing senior management review, as well as oversight by the Audit Committee of our Board of Directors.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2017. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S., or GAAP. We have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404, which require that we evaluate, test and document our internal controls and, as a part of that evaluation, testing and documentation, identify areas for further attention and improvement. As noted above, management has concluded that our internal controls over financial reporting are not effective as of December 31, 2017 and 2016. As a Canadian public company, we also are required to provide quarterly certification pursuant to Canadian Securities Administrators’ National Instrument 52-109, Certification of Disclosure in Issuers’ Annual and Interim Filings, with respect to, among other things, the design and operation of our internal controls.

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

The application of certain elements of GAAP can result in significant non-cash charges. Employee share option plans require fair-value accounting under GAAP, which result in such charges.

Changes or modifications in financial accounting standards, including those related to revenue recognition and leases, may harm our results of operations.

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

For example, in connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014 —Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) — that supersedes nearly all existing GAAP revenue recognition guidance. Furthermore, in August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. The Company has elected the modified retrospective method to implement ASU 2014-09. ASU 2014-09 will primarily affect the determination of the stand-alone selling price of our performance obligations. The transaction price will include measures of variable consideration, not previously available for allocation. The stand-along selling price is computed using sales data or cost plus margin data depending on the revenue stream. These methods are different from the current but estimated selling price used to allocate under ASC 605. The expected impact of implementing ASU 2014-09 will be a decrease in deferred revenue of approximately $0.1 and a corresponding increase to opening retained earnings for the period commencing on January 1, 2018. Prior periods will not be retrospectively adjusted.

In addition, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. This new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of approximately $137.3 million and $81.4 million, respectively, which begin to expire in 2028. We also had federal research tax credit carryforwards of approximately $1.5 million, which begin to expire in 2028. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

The annual use of our net operating losses may be limited following certain ownership changes under provisions of the Code and applicable state tax laws. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate share ownership of certain shareholders (generally 5% shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). Purchases of our equity securities in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. We have completed a Section 382 study, through June 30, 2017, to assess whether an ownership change would have caused limitations to our net operating loss carryforwards. Based on that study, we have concluded an ownership change occurred on September 19, 2008 and therefore there is potential for $2.6 million of net operating loss to be limited. For the period of September 20, 2008 through June 30, 2017, we have determined that it is more likely than not that there has not been an ownership change under Section 382. We have not completed an updated Section 382 study, since June 30, 2017, and as such are not able to assess whether an ownership change has occurred that could cause limitations to our net operating loss carryforwards. Accordingly, our ability to use our net operating loss carryforwards to reduce future tax payments may be currently limited or may be limited as a result of any issuance of shares of our common shares. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

Historically, incentives across multiple European countries, particularly Italy and the U.K., stimulate demand in the European marketplace. These incentives are each subject to actions of legislative bodies in the respective jurisdictions, and there can be no assurance that incentives effectively enhancing the demand for wind power equipment will be adopted, remain in place, or that any changes in policy may not serve to clarify the economic return anticipated for new wind power equipment in various jurisdictions. If governmental authorities do not continue to support, or reduce or eliminate their support for, the development of wind energy projects, our revenues may be adversely affected, our financing costs may increase, it may become more difficult to obtain financing, and our business and prospects may otherwise be adversely affected.

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

The Trump Administration’s policies and positions including those relating to renewable energy may materially harm our business, financial condition and results of operations.

Various legislation, regulations and incentives designed to support the growth of wind energy have been implemented or proposed by the U.S. government such as the Production Tax Credit for Renewable Energy (PTC) and the Clean Power Plan, a policy aimed at combating global warming. In addition, states and foreign governments also have adopted various legislations, regulations and incentives also designed to support the growth of wind energy.

However, since taking office in 2017, President Donald J. Trump has taken a variety steps that undermine various clean energy programs, industries and initiatives. On March 28, 2017 President Donald Trump signed the Executive Order on Energy Independence (E.O. 13783), which calls for a review of the Clean Power Plan and since this time the US EPA has continued to explore how it may repeal or replace the Clean Power Plan. Similarly, in June 2017, President Trump announced the United States’ withdrawal from the U.N. Framework Convention on Climate Change in Paris, designed to curtail global warming.

If the Trump Administration and/or the U.S. Congress takes further steps to eliminate or further reduce, repeal or eliminate other existing programs, incentive legislation and regulations supporting wind energy, such actions may result in a decrease in demand for wind energy in the U.S. and other geographical markets and materially harm our business, financial condition and results of operations.

In March 2018, the Trump Administration announced its intention to impose a 25% tariff on imported steel. This tariff, if imposed, may increase the cost on our turbine towers and could have adverse effect on our ability to sell our turbines. Further, if the Trump Administration or U.S. Congress increases or imposes duties, taxes, tariffs or other cost on materials obtained from foreign suppliers and used in the production of our products, margins on the sale of our products could be materially adversely affected.

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

As of December 31, 2017, we had an aggregate of 23,853,884 common shares outstanding. All of these shares are tradable on the TSX without restriction, subject in some cases to the expiration of lock-up agreements, as described below, and, to volume and other restrictions under the escrow requirements of the TSX.

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

We lease our principal manufacturing and headquarters facility in Barre, Vermont, and certain finance and business development teams are located in Massachusetts, with additional sales offices in Zurich, Switzerland, and sales and service office in Bari, Italy, and warehousing and manufacturing in Bisaccia, Italy, and Cornwall, U.K.

Our Barre, Vermont facility comprises approximately 61,000 square feet, including a manufacturing floor serviced by a 90-ton overhead industrial crane and multiple shipping bays. This facility includes executive offices and provides the base of operations for our engineers, manufacturing of certain key components, supply chain and customer service functions. We currently assemble most of our NPS 60 and NPS 100 nacelles in our Barre, Vermont facility which includes equipment and tooling to assemble and test these turbines. In addition, this facility allows us to manufacture generators and power converters both for incorporation into our turbines and on a contract basis.

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

Our common shares began trading on the Toronto Stock Exchange, or TSX on April 22, 2014 under the symbol “NPS” following the reverse takeover transaction described elsewhere in this Annual Report on Form 10-K. Prior to this time, there was no public market for our common stock. The following table sets forth information relating to the trading of our common shares on the TSX:

Year Ended December 31, 2016	High (CDN)	Low (CDN)
First Quarter	$0.27	$0.11
Second Quarter	$0.26	$0.19
Third Quarter	$0.31	$0.21
Fourth Quarter	$0.28	$0.15

Year Ended December 31, 2017	High (CDN)	Low (CDN)
First Quarter	$0.28	$0.15
Second Quarter	$0.22	$0.18
Third Quarter	$0.26	$0.20
Fourth Quarter	$0.27	$0.16

On March 19, 2018, the last reported sale price for our common stock on the TSX was CDN$0.18 per share or, based on an exchange rate of CDN $0.76 per $1.00, $0.14.

Holders

As of March 19, 2018, there were approximately 56 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Company Overview

We are a provider of advanced renewable power generation and power conversion technology for the distributed energy sector. We design, manufacture and service a suite of proven permanent magnet direct-drive (“PMDD”) wind turbine platforms for the distributed wind market, as well as power converters for battery energy storage applications. Starting in 2016, we now provide integrated energy storage solutions and commenced efforts, in 2017, to develop sites for energy storage projects to provide end users with turn-key distributed energy solutions. Historically, we licensed our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers. In October 2016, we completed the transfer of these technology rights, which enabled us to focus our efforts on the distributed energy business. With our predecessor companies dating back to 1974, we have decades of experience in developing proven innovative energy solutions in the power generation and conversion space.

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

Our current sales are primarily in the small wind subset of the distributed wind market, which is commonly known to consist of turbines with rated capacities of 500 kW output or smaller. Based on the number of turbines that we have sold and installed to date, we consider ourselves a leader in the U.S., U.K., and Italy in the largest sub-segment of this market in terms of energy output, turbines ranging in size from 50 kW to 100 kW. Since the introduction of our second generation 60 kW and 100 kW PMDD wind turbines in late 2008, we have sold over 800 of these turbines. To date, these units, in the aggregate, have run for over twenty million hours. Our distributed wind customers include financial investors and project developers, but also the end users themselves such as farms, schools, municipalities, businesses, remote villages, and U.S. military installations.

Historically, our largest markets for wind turbines have been the UK and Italy. Sales of our turbines in these countries, have been driven and supported by government sponsored feed-in-tariff programs or economic incentives. Unfortunately, the Italian feed-in-tariff for distributed wind that boosted sales in 2017 expired on June 30, 2017 without extension. Uncertainty in the marketplace regarding the status of a new feed-in-tariff and prolonged delays surrounding the drafting, approval, adoption and ultimately the implementation of a new feed-in-tariff regime in Italy for distributed wind, together with uncertainty surrounding the Italian election and government, has halted sales of our distributed wind products in Italy. Accordingly, the Company will be restructuring operations to maintain manufacturing activity consistent with market traction. The Company plans to commence and complete a limited near-term manufacturing run to satisfy current orders and a number of anticipated orders. Following the completion of this batch manufacturing run, the Company has determined that it would be best for our long-term financial position to temporarily suspend full-scale manufacturing activities for its distributed wind business until the third quarter of 2018, when the new Italian feed-in-tariff for distributed wind is expected to be implemented. With this transition to batch manufacturing in mind, among other measures, we will take steps to reduce our workforce. We anticipate that with the expected implementation of the new feed-in-tariff in the fourth quarter of 2018, Italy, once again, will be a robust market for our distributed wind turbines. While manufacturing is suspended, the Company will continue to sell and market its products across the globe and all orders will be slotted to be manufactured in the third quarter of 2018.  Similarly, sales in the UK have slowed due to the transmission and/or distribution network congestion, restricted grid connections and political uncertainties, including Brexit and regulatory policies.

We had developed a 2 MW turbine platform with three wind-speed regime variants based upon our PMDD technology, of which the 2.3 MW variant is certified to International Electrotechnical Commission, or IEC, standard 61400-1 by Det Norske Veritas, or DNV, a globally recognized certification firm. On October 26, 2016, we entered into a definitive agreement for WEG Electric Corp. and WEG Equipamentos Elétricos S.A. (collectively, “WEG”), to acquire certain of our utility wind assets. Under the agreement, the proven utility scale direct drive technology we developed are solely owned by WEG and its affiliates.

Regarding the power electronics product line, we have been developing our power converter technology since the early 2000s. Our capabilities in this area resulted from the complex power conversion technology required for wind power generation. We currently sell our MW power converters for a range of applications under the branded name of FlexPhase. Our power electronics products are incorporated into our distributed wind turbines, and also sold independently for use in microgrids and energy storage projects. Our FlexPhase products are modular in nature allowing for a common platform to service multiple applications. As of December 31, 2017, we have deployed over 180 MW of products based on this technology, primarily in connection with our wind turbine designs. Currently, we are actively commercializing sales of our power converters products as part of integrated battery energy storage systems (“BESS”), working with various battery manufactures and systems integrators.

In addition to wind turbine and productized energy storage solutions, we are developing sites for energy storage projects and provide technology development services to customers for more complex energy storage, microgrid, and grid stabilization situations. While our efforts to develop sites for energy storage projects and providing technology development services to customers are in the early stages, these capabilities and expertise serve as a differentiator for our company with our customers.

For the years ended December 31, 2017 and 2016, we generated $38.6 million and $35.9 million in revenue, respectively. For the years ended December 31, 2017 and 2016 we had net income of $0.1 million and incurred a net loss of $8.9 million, respectively. We have an accumulated deficit of $177.2 million as of December 31, 2017.

We are headquartered and our principal manufacturing is in Barre, Vermont, and certain finance and business development teams are located in Massachusetts, with additional sales offices in Zurich, Switzerland, and sales and service office in Bari, Italy, and warehousing and manufacturing in Bisaccia, Italy, and Cornwall, U.K. We previously operated under the name Wind Power Holdings, Inc. and was originally incorporated in Delaware on August 12, 2008. Our common shares are listed on the Toronto Stock Exchange under the symbol “NPS”.

How We Conduct Our Business

We manage our business with a focus on distributed wind, power convertors, energy storage and related services.

Our international revenue was $34.7 million and $30.7 million for the years ended December 31, 2017 and 2016, respectively, representing 90%, and 85% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which decreased to 12% of total revenues for the year ended December 31, 2017 as compared to 31% of total revenues for the same period in 2016. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We may experience negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability. In the past, we have employed hedging strategies to reduce currency fluctuation risk. There were no foreign currency forward contracts entered into during the year ended December 31, 2017. There were no foreign currency forward contracts outstanding at December 31, 2017.

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

Deferred Revenues

We believe that deferred revenue is a leading indicator of our revenue performance. We present values on our balance sheet as deferred revenue at such time as cash has been collected from our customer and certain aspects of the earnings process have been completed but recognition as revenue has not been achieved in conformity with GAAP. When sales of our products involve transferring title of the equipment at delivery, which we have determined to be the correct point for recognition of revenue for domestic sales and for sales in which the customer handles logistics, we present products which have been produced and billed but not delivered as deferred revenue. In cases in which we handle logistics for the sales to customers in foreign countries, we recognize revenue when we have met all significant delivery obligations, generally when the product clears customs. We also present products which have been billed prior to the point as deferred revenue. We also defer the recognition of revenue for our operations and maintenance services that are performed over a period of time; revenue from such contracts is recognized ratably over the contract period. We present cash values collected from customers of such contracts, net of the related recognized revenue, as deferred revenue. Our 2018 deferred revenue balance will reflect the transition adjustment of adopting Topic 606 of approximately $0.1 million and as such will not be comparable to 2017 results.

Factors Affecting Our Results of Operations

We believe that the most significant factors that affect our financial performance and results of operations are as follows:

UK and Italian Government Feed-in-Tariff

In December 2015, the U.K. Department of Energy and Climate Change announced a 40% reduction to the feed-in-tariff for wind turbines ranging in capacity from 50-100 kW. This reduction became effective on February 1, 2016 and has since seen quarterly reductions based a limited deployment cap of 300kW per quarter. The limited deployment cap and related quarterly reduction of the feed-in-tariff may have a negative impact on orders for distributed class turbines in the U.K. market during 2018. The UK government is currently considering a re-distribution of the deployment cap across various bands, which may result in an increase of the deployment cap for 50-100kW wind turbines in the second half of 2018.

The Italian governmental authorities published a revision to the law in June 2016, extending the feed-in-tariff until December 31, 2016 with an ability to grid connect turbines and an eligibility to the current feed-in-tariff until June 29, 2017, and a possibility to connect wind turbines between June 30, 2017 and December 31, 2017 at a reduced feed-in-tariff. A new law was expected to be publicized during the second quarter of 2017. The draft of the law was released by the Ministry of Economic Development in early March 2018. It is currently under review by the Ministry of Environment and is expected to be discussed at the Country-Regions conference in April 2018, prior to being submitted to Brussels for approval by the EU country aids commission. The new law provides for a feed-in-tariff from the date of publication until December 31, 2020. It is expected that the new law will be effective by the fourth quarter of 2018, with a first registry opening for feed-in-tariff applications for small wind projects scheduled for November 2018.

Foreign Currency Fluctuations Could Impact Profitability

A substantial amount of our business in 2018 could be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. This can result in a significant proportion of our receivables being denominated in foreign currencies. While a majority of our costs will be in the U.S. dollar, we do incur a portion of our costs in euros, Chinese renminbi, Canadian dollars, Swiss francs and British pounds. In addition, we expect to be entering into extended duration operations and maintenance contracts, which would obligate us to perform services in the future based upon currently negotiated non-U.S. dollar denominated pricing terms. Although we have pursued economic hedging strategies, including increasing our euro-denominated costs and entering into euro-based forward contracts, there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on our revenues and delay our achieving profitability.

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

There are certain feed-in-tariff regimes in Italy, the U.K. and certain states within the U.S. supporting the installation and operation of distributed-class wind turbines. In December 2015, the U.K. Department of Energy and Climate Change announced a 40% reduction to the feed-in-tariff for wind turbines ranging in capacity from 50-100 kW. This reduction became effective on February 1, 2016 and has since seen quarterly reductions based on a limited deployment cap of 300kW per quarter. The limited deployment cap and related quarterly reduction of the feed-in-tariff may have a negative impact on orders for distributed class turbines in the U.K. market during 2018. The UK government is currently considering a re-distribution of the deployment cap across various bands, which may result in an increase of the deployment cap for 50-100kW wind turbines in the second half of 2018.

The Italian governmental authorities published a revision to the law in June 2016, extending the feed-in-tariff until December 31, 2016 with an ability to grid connect turbines and an eligibility to the current feed-in-tariff until June 29, 2017, and a possibility to connect wind turbines between June 30, 2017 and December 31, 2017 at a reduced feed-in-tariff. A new law was expected to be publicized during the second quarter of 2017. The draft of the law was released by the Ministry of Economic Development in early March 2018. It is currently under review by the Ministry of Environment and is expected to be discussed at the Country-Regions conference in April 2018, prior to being submitted to Brussels for approval by the EU country aids commission. The new law provides for a feed-in-tariff form the date of publication until December 31, 2020. It is expected that the new law will be effective by the fourth quarter of 2018, with a first registry opening for feed-in-tariff applications for small wind projects scheduled for November 2018.

In the U.S., the Bipartisan Budget Act of 2018 renewed Investment Tax Credits (ITC) for renewal energy products that were left out of the 2015 legislation. For distributed wind projects there is a 30% ITC for projects that begin prior to 2020, 26% ITC for projects that begin in 2020 and 22% ITC for projects that begin construction in 2021.Our third generation distributed turbine offers customers meaningfully improved economics that make the turbines more relevant for regions that do not have economic incentives. As we continue sales in our core markets we expect to continue to expand our product offering and sales force to increase our sales in other regions.

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

Investment in People

As of December 31, 2017, we had 72 full-time employees compared to 71 December 31, 2016. We also rely on temporary hourly employees to staff our manufacturing operations at levels targeted to meet our production needs during any given period. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any employee-initiated work stoppages and we consider our relations with our employees to be good.

Basis of Presentation

We present our financial information in accordance with accounting principles generally accepted in the United States, or GAAP. We have one operating segment. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Results of Operations of the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Overview

Our general activity during the year ended December 31, 2017 was primarily focused on: expansion of our order backlog of distributed wind turbines in key markets, especially Italy and the United States; expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; developing sites for energy storage projects, expansion of services offerings to include full turnkey wind turbine installations, and optimizing our supply chain and operating profile to improve our margins.

Our general activity during the year ended December 31, 2016 was primarily focused on reducing business cost by selling the utility wind assets, reducing headcount, restructuring management and optimizing our supply chain and operations profile to improve our profit margins. We also focused on increasing our service offerings to include full turnkey wind turbine installations.

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues increased by $2.7 million, or 8%, to $38.6 million for the year ended December 31, 2017 from $35.9 million for the year ended December 31, 2016. Our overall backlog decreased to approximately $5 million at December 31, 2017 as compared to approximately $28 million at December 31, 2016. Our backlog of orders generally, but not always, converts to revenue for us within a one-year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

The increase in revenue was primarily attributed to $3.9 million increase in distributed-class turbines sales along with a $0.7 million increase in service revenue partially offset by $0.4 million decline in non-turbine revenue and $1.5 million decrease in other revenue. We recognized revenue on 149 units for the year ended December 31, 2017 as compared to 124 units for the year ended December 31, 2016. The increase in turbine sales was driven by demand in the Italian market in the first half of the year as customers were seeking to grid connect prior to the June 30, 2017 reduction in the feed-in-tariff. The reduction of the feed-in-tariff, together with the delay and uncertainty surrounding establishing a new Italian law regarding feed-in-tariff programs has slowed down Italian orders during the second half of the year. Our international revenue was $34.7 million for the year ended December 31, 2017 as compared to $30.7 million for the year ended December 31, 2016, representing 90% and 85% of our revenues for those periods, respectively. We expect the majority of our revenue to continue to be outside of the U.S. for the foreseeable future. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which decreased to 12% of total revenues for the year ended December 31, 2017 as compared to 31% of total revenues for the same period in 2016. We expect to see a continued significant proportion of our revenues denominated in euro and other non-U.S. dollar currencies as we expect international sales to exceed domestic. We are currently experiencing positive movement between the euro and the U.S. dollar, which has a favorable effect on our revenue.

During the year ended December 31, 2017, we executed 52 new distributed-class turbine sales orders. During the year ended December 31, 2016, we executed 134 new distributed-class turbine sales orders. Our deferred revenues balance at December 31, 2017 was $3.1 million which is included in the backlog value disclosed above. At December 31, 2016, such balance was $4.2 million.

Cost of Goods Product Revenues and Cost of Service Revenues (dollars in millions)

Cost of product revenues and cost of services revenues collectively decreased by $2.2 million or 7% for the year ended December 31, 2017 to $30.9 million as compared to $33.1 million in the year ended December 31, 2016. The lower cost of revenue is the result of reductions in freight costs, turbine warranty cost and manufacturing expenses offset by the higher number of units sold for the year ended December 31, 2017 as compared to the same period in 2016. Our cost of product revenues was $27.5 million along with $3.4 million of related service cost for the year ended December 31, 2017 compared to $29.2 million for product sales and $3.9 million for related service cost for the same period in 2016.

Gross Profit (dollars in millions)

Gross profit increased $4.9 million for the year ended December 31, 2017 to $7.7 as compared to $2.8 million for the same period in 2016. This change was due to an increase in the volume of sales combined with a reduction in product costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased by $0.9 million or 26% to $2.6 million for the year ended December 31, 2017 from $3.5 million for the same period in 2016. This decrease is principally due to $0.3 million reduction in compensation and benefits, $0.1 million in travel and $0.5 million in other sales and marketing expenses resulting from cost cutting efforts enacted during 2016 and continuing through 2017.

Research and Development Expenses

Research and development expenses decreased by $0.7 million or 27% to $1.9 million for the year ended December 31, 2017 from $2.6 million for the same period in 2016. The reduction in research and development expense is primarily from a decrease in compensation and benefits of $0.8 million as a result of lower headcount related to our sale of utility wind assets in the fourth quarter of 2016 and $0.1 in other research and development expenses offset by $0.2 million increase in consulting expenses during 2017.

General and Administrative Expenses

General and administrative expenses decreased by $2.4 million or 38% to $4.0 million for the year ended December 31, 2017 from $6.4 million for the same period in 2016. This decrease is principally due to $1.2 million lower compensation and benefits from reduced head count, $0.8 million in severance, $0.3 million in legal expense, and $0.3 million in other general and administrative expenses resulting from successful cost cutting efforts 2017 offset by an increase in professional fees of $0.2 million.

Gain on Sale of Assets

Gain on sale of assets was $1.5 million for the year ended December 31, 2017 as compared to $1.0 million for the same period in 2016. The gain on sale of assets reflects royalty payments related to the sale of certain utility wind assets in the fourth quarter of 2016.

Impairment of goodwill

Impairment of goodwill was $0 million for the year ended December 31, 2017 as compared to $0.4 million for the same period in 2016. As a result of annual impairment testing, we recorded an impairment charge of $0.4 million for the year ended December 31, 2016 related to the goodwill in our former Product Sales and Service segment. There was no such charge in 2017.

Income (Loss) from Operations

We had income from operations of $0.6 million for the year ended December 31, 2017 compared to loss from operations of $9.0 million for the same period in 2016. The decrease in loss from operations is due to an increase in gross profit, a reduction in operating expenses and increase from gain on sale of assets.

Other Expense and Interest Expense

Other expense for the year ended December 31, 2017 was $0.5 million compared to other income of $0.3 million for the same period in 2016. Foreign exchange loss increased $0.9 million offset by a decrease in other expenses of $0.1 million when compared to the same time period in 2016. Interest expense remained unchanged at $0.1 million.

Income Tax Expense

Income tax expense was $0 million for the year ended December 31, 2017 and $0.2 million for the same period in 2016. The decrease is the result of lower Brazilian income tax expense incurred on certain license and royalty revenue earned in Brazil in 2016.

Net Income (Loss)

Net income increased by $9.0 million or 101%, to $0.1 million for the year ended December 31, 2017 from a net loss of $8.9 million for the same period in 2016. The improvement in our net income is primarily due to the increase in gain from operations resulting from improved margins and a reduction in operating expenses from cost cutting efforts, a decrease in income tax expense partially offset by an increase in other expenses and interest expense as noted above.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data (dollars in millions)

	Year ended December 31,
	2017	2016

Net income (loss)	$0.1	$(8.9)
Net cash used in operating activities	(3.8)	(0.8)
Net cash provided by investing activities	2.3	1.2
Net cash used in financing activities	(0.1)	(1.3)

Cash and Cash Equivalents

As of December 31, 2017, we had cash and cash equivalents of $3.9 million of which $1.3 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $5.4 million of which $0.4 million was held by a foreign subsidiary for the same period in 2016.

Historically, we have experienced recurring operating losses and had an accumulated deficit of $177.2 million as of December 31, 2017. In addition, we have experienced recurring negative operating cash flows, which have resulted in a decrease in our cash balance. If we continue to incur significant operating losses and fail to generate significant revenues, we will not have the money to pay our ongoing expenses and we may be required to restructure our business or go out of business. These factors raise substantial doubt regarding our ability to continue as a going concern. The Company evaluated these conditions as well as actions taken to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, we are expanding our service offerings to include full turnkey wind turbine installations and have increased sales staff to expand into additional markets, especially the U.S. We have also increased our line of credit from $2.0 million to $2.5 million and extended the maturity date from December 31, 2017 to June 30, 2019. Historically, our revenue has been driven by international sales. The Italian authorities have drafted a new law that is currently under review. The new law provides for a feed-in-tariff from the date of publication until December 31, 2020. The lack of clarity with respect to the feed-in-tariff and the delay in the approval of a 2018-2020 feed-in-tariff has stalled commercial activity, orders, order closure and contract execution and may impact 2018 revenue. Although it is expected that the 2018-2020 feed-in-tariff will become effective by the fourth quarter of 2018, there is no guarantee it will be approved and implemented in a timely manner or at favorable rates. We continue to monitor the actions we have taken throughout the year to improve profitability and will reduce headcount, including the use of temporary furloughs, or manufacturing activity as needed to maintain the Company’s long-term financial position. Despite our efforts, we cannot predict, with certainty that the outcome of our plans and actions will be successful to meet our liquidity needs for the next twelve months from the issuance of the financial statements and as such, raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty.

We expect a substantial amount of our business in 2018 to be non-U.S. dollar denominated sales transactions, which we currently expect to be predominantly denominated in euros. To partially mitigate this risk, we have increased the sourcing of materials in Euro denominated currency, however there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements.

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

For the year ended December 31, 2017, net cash used in operating activities increased by $3.0 million to $3.8 million from $0.8 million for the year ended December 31, 2016. The increase in cash used in operating activities for 2017 is primarily due to the effect of changes in assets and liabilities in cash outflow of $3.1 million. Included in the changes of assets and liabilities were a $5.6 million decrease in customer deposits, $0.7 million increase in accounts receivable and unbilled revenue, $1.0 million decrease in accrued expenses, $1.0 million decrease in deferred revenue partially offset by a $3.5 million increase in accounts payable and $1.7 million decrease in inventory.

Investing Activities

Net cash provided by investing activities was $2.3 million for the year ended December 31, 2017 as compared to net cash provided by investing activities of $1.3 million for the same period in 2016. In 2017, we had proceeds from the sale of assets of $2.6 million in cash offset by $0.3 million of property and equipment additions. In 2016, we sold our utility wind related assets resulting in proceeds of $1.5 million in cash offset by $0.3 million of property and equipment additions.

Financing Activities

For the year ended December 31, 2017, net cash used by financing activities was $0.1 million compared to net cash used of $1.3 million for the year ended December 31, 2016. We had repayments of $7.3 million and borrowings of $7.2 million on our working capital revolving line of credit for the period ended December 31, 2017 as compared to repayments of $7.0 million and borrowings of $5.7 million for the same period in 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at December 31, 2017.

Contractual Obligations

As described below, our long-term debt obligations were zero as of December 31, 2017 and December 31, 2016. We have $1.5 million outstanding on our working capital revolving line of credit and a $0 outstanding under our performance letter of credit and warranty guarantee, as of December 31, 2017, which is described below in the Comerica Credit Facility section. In addition, we have leased our headquarters and production facility which expires in July of 2020.

Comerica Credit Facility

In December 2017, the Company amended its foreign working capital revolving line of credit with Comerica to extend the maturity date of December 31, 2017 to June 30, 2019. The line of credit maximum availability was increased from $2,000 to $2,500, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. This line is guaranteed by the U.S. Export-Import Bank, as well as by us. As of December 31, 2017, we had $1.5 million outstanding on the working capital revolving line of credit. At December 31, 2017, we had exceeded the maximum supported borrowing base by $0.2 million. The excess borrowing was repaid subsequent to the year end and was not a non-compliance event. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one-year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At the years ending December 31, 2017 and 2016, we had $0 of such performance and warranty guarantees outstanding, respectively.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At December 31, 2017, we had unencumbered liquid assets having a value of $2.7 million.

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

As of December 31, 2017, we were in compliance with the covenants contained in our loan agreement.

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

Virtually all of our turbine sales contracts include multiple elements that are delivered at different points of time. A deliverable element in an arrangement qualifies as a separate unit of accounting if the delivered item has value to our customer on a stand-alone basis. Our contracts are composed of three or four units of accounting: the turbine product, commissioning services, and frequently, but not always, installation and/or extended warranty and performance guaranty program services. Typically, the final 10% – 30% of the turbine value for billing is due subsequent to the shipping/delivery of a turbine to the customer. Our current policy states that, to the extent that the value ascribed to the product value at shipment (delivery) is greater than the value billed to date the difference is recognized as unbilled revenue if no collectability questions exist.

For these arrangements, our revenue is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. We have determined that vendor-specific objective evidence, or VSOE, is not currently available for our elements and therefore management’s best estimate of selling price, or BESP, and third-party evidence, or TPE, are currently used. VSOE is the price at which we independently sell each unit of accounting to our customers. TPE is the price of any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which we would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. We re-evaluate the existence of VSOE in each reporting period and utilize the highest-level available pricing method in the hierarchy at any time.

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

Inventories — Inventories are stated at the lower of cost, determined by the standard cost method, or net realizable value. Excess inventory is estimated using assumptions regarding forecasted customer demand, market conditions, the age of the inventory items, and likely technological obsolescence. If any of the current estimates are significantly inaccurate, losses may result, which could be material. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Accounts Receivable — Our customers operate primarily in the distributed energy market place and include wind developers and end users that cover multiple industries and geographic locations. Our products and services are sold under contracts with varying terms including contracts denominated in foreign currencies. As of December 31, 2017, 73% of our accounts receivable was denominated in euro, compared to 80% as of December 31, 2016. We expect the proportion of foreign denominated account receivable to increase as we expand sales internationally. We record all accounts receivable in U.S. dollars and adjust the U.S. dollar amount monthly to account for changes in exchange rates. Negative movements in the exchange rate between foreign currencies and the U.S. dollar, such as those recently affecting the euro, could have an adverse effect on the value of our accounts receivable. We do not currently engage in any hedging strategies, but we may consider hedging strategies in the future.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes United States corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. See Note 13, Income Taxes for disclosure related to income taxes, including the effect of the Act on income taxes.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU amends the guidance for revenue recognition, creating the new ASC Topic 606 (“ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASC 606 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASC 606. The Company has elected the modified retrospective method. The performance obligations identified under ASC 606 are in line with the elements previously identified under ASC 605. Further, there was no change in the timing of revenue recognition for our performance obligations. ASC 606 will primarily affect the determination of the transaction price and allocation to our performance obligations based on the respective stand-alone selling prices. The transaction price will include measures of variable consideration, not previously available for allocation. The stand-alone selling price is computed using sales data or cost plus margin data depending on the revenue stream. These methods are different from the current best estimated selling price used to allocate under ASC 605. The expected impact of implementing ASC 606 will be a decrease in deferred revenue of approximately $0.1 and a corresponding increase to opening retained earnings for the period commencing on January 1, 2018. Prior periods will not be retrospectively adjusted.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this update require an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The adoption of this ASU did not have an impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in our results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. This new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that fiscal year. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. This new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The adoption of this ASU did not have an impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The adoption of this ASU did not have an impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The adoption of this ASU did not have a material impact on our financial statements and we did not change our accounting policy in regards to forfeitures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit carry amount exceeds its fair value, not to exceed the carry amount of its goodwill. ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The Company early adopted ASU 2017-04 as part of its annual impairment testing in the fourth quarter of 2017. The adoption of this ASU did not have an impact on our financial statements.

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

47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Shareholders and the Board of Directors of Northern Power Systems Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Power Systems Corp. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficiency) and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring cash losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Boston, Massachusetts

April 2, 2018

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,873	$5,423
Accounts receivable	1,537	674
Unbilled revenue	1,284	2,576
Inventories — net (Note 4)	5,273	7,159
Deferred costs	152	351
Prepaid expenses and other current assets	739	627
Total Current Assets	12,858	16,810
Property, plant and equipment — net (Note 5)	1,367	1,485
Intangible assets — net (Note 6)	—	9
Goodwill (Note 6)	361	361
Other assets	54	—
Total Assets	$14,640	$18,665

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Working capital revolving line of credit (Note 8)	$1,500	$1,600
Accounts payable	6,815	3,354
Accrued expenses (Note 9)	2,641	2,940
Accrued compensation	931	1,586
Deferred revenue	1,739	1,821
Customer deposits	1,804	7,419
Other current liabilities	126	92
Total Current Liabilities	15,556	18,812
Deferred revenue, less current portion	1,337	2,332
Deferred income taxes (Note 13)	42	79
Total Liabilities	16,935	21,223

Commitments and Contingencies (Note 16)
SHAREHOLDERS’ DEFICIENCY:
Voting common shares, no par value — Unlimited shares authorized; 23,853,884 and 23,613,884 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	165,680	165,642
Additional paid-in capital	9,278	9,158
Accumulated other comprehensive loss	(4)	(50)
Accumulated deficit	(177,249)	(177,308)
Total Shareholders’ Deficiency	(2,295)	(2,558)
Total Liabilities and Shareholders’ Deficiency	$14,640	$18,665

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016

REVENUES:
Product	$32,970	$29,358
License	—	441
Design service	—	1,212
Service	5,597	4,890
Total revenues	38,567	35,901
Cost of product revenues	27,470	29,210
Cost of service revenues	3,419	3,858
Gross profit	7,678	2,833
OPERATING EXPENSES:
Sales and marketing	2,551	3,464
Research and development	1,920	2,575
General and administrative	4,037	6,374
Gain on sale of assets	(1,475)	(973)
Impairment of goodwill	—	361
Total operating expenses	7,033	11,801

Income (loss) from operations	645	(8,968)
Interest expense	(61)	(113)
Other income (expense)	(516)	305
Income (loss) before provision for income taxes	68	(8,776)
Provision for income taxes	9	173
NET INCOME (LOSS)	59	(8,949)
Other comprehensive income (loss):
Change in cumulative translation adjustment	46	(37)
COMPREHENSIVE INCOME (LOSS)	$105	$(8,986)
Net income (loss) applicable to common shareholders (Note 2)	$59	$(8,949)
Net income (loss) per common share
Basic and diluted	$0.00	$(0.39)
Weighted average number of common shares outstanding
Basic and diluted	23,701,336	23,212,299

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(In thousands, except share and per share amounts)

	Voting Common Shares — No Par		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount
BALANCE — December 31, 2015	23,173,884	$165,568	$8,713	$(13)	$(168,359)	$5,909
Stock based compensation expense	—	—	519	—	—	519
Issuance of common stock – restricted shares	440,000	74	(74)	—	—	—
Cumulative translation adjustment	—	—	—	(37)	—	(37)
Net loss	—	—	—		(8,949)	(8,949)
BALANCE — December 31, 2016	23,613,884	$165,642	$9,158	$(50)	$(177,308)	$(2,558)
Stock based compensation expense	—	—	158	—	—	158
Issuance of common stock – restricted shares	240,000	38	(38)	—	—	—
Cumulative translation adjustment	—	—	—	46	—	46
Net income	—	—	—		59	59
BALANCE — December 31, 2017	23,853,884	$165,680	$9,278	$(4)	$(177,249)	$(2,295)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

(All amounts in thousands)

	December 31, 2017	December 31, 2016

OPERATING ACTIVITIES:
Net income (loss)	$59	$(8,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	11	259
Recovery of doubtful accounts	—	(28)
Stock-based compensation expense	158	519
Depreciation and amortization	526	659
Loss on disposal of assets	14	338
Impairment of goodwill	—	361
Gain on sale of assets	(1,475)	(973)
Deferred income taxes	(37)	(96)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(646)	631
Other current and noncurrent assets	(166)	1,999
Inventories	1,714	1,816
Deferred costs	199	6,028
Accounts payable	3,461	(484)
Accrued expenses	(954)	(736)
Customer deposits	(5,615)	3,824
Deferred revenue and other short term liabilities	(1,044)	(5,559)
Other liabilities	—	(406)
Net cash used in operating activities	(3,795)	(797)
INVESTING ACTIVITIES:
Proceeds from sale of assets	2,550	1,501
Purchases of property and equipment	(251)	(285)
Net cash provided by investing activities	2,299	1,216
FINANCING ACTIVITIES:
Payments of revolving line of credit, net of borrowings	(100)	(1,292)
Net cash used in financing activities	(100)	(1,292)
Effect of exchange rate change on cash	46	(37)
Change in cash and cash equivalents	(1,550)	(910)
Cash and cash equivalent — Beginning of Year	5,423	6,333
Cash and cash equivalent — End of Year	$3,873	$5,423
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$25	$57
Cash paid for income taxes	$38	$22
Noncash financing activity:
Transfer of inventory to fixed assets	$205	$—
Transfer of fixed assets to inventory	$43	$—
Issuance of restricted stock awards	$38	$74

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(In thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

Northern Power Systems Corp. (together with its consolidated subsidiaries, “we”, “us”, “our”, “Northern Power Systems” or the “Company”) is a provider of advanced renewable power generation and power conversion technology for the distributed energy sector. We design, manufacture and service a suite of proven permanent magnet direct-drive (“PMDD”) wind turbine platforms for the distributed wind market, as well as power converters for battery energy storage applications. Starting in 2016, we are now developing integrated energy storage solutions to provide end users with turn-key distributed energy solutions. Historically, we licensed our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers. In October 2016, we completed the sale of these technology rights, which will enable us to focus our efforts on the distributed energy segment. With our predecessor companies dating back to 1974, we have decades of experience in developing proven innovative energy solutions in the power generation and conversion space.

The Company is headquartered and our principal manufacturing is in Barre, Vermont, and certain finance and business development teams are located in Massachusetts, with additional sales offices in Zurich, Switzerland, and sales and service office in Bari, Italy, and warehousing and manufacturing in Bisaccia, Italy, and Cornwall, U.K. The Company previously operated under the name Wind Power Holding, Inc. and was originally incorporated in Delaware on August 12, 2008. Our common shares are listed on the Toronto Stock Exchange under the symbol “NPS”.

Liquidity — The Company has historically incurred operating losses since its inception and had an accumulated deficit of $177.2 million and a working capital deficit of $2.7 million at December 31, 2017. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs, if ever. Since inception, the Company has funded its net capital requirements with proceeds from private equity and public and debt offerings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company evaluated these conditions as well as actions taken in 2017 and 2016 to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, we are expanding our service offerings to include full turnkey wind turbine installations and have increased sales staff to expand into additional markets, especially the U.S. We have also increased our line of credit from $2.0 million to $2.5 million and extended the maturity date from December 31, 2017 to June 30, 2019. Historically, our revenue has been driven by international sales. The Italian authorities have drafted a new law that is currently under review. The new law provides for a feed-in-tariff from the date of publication until December 31, 2020. The lack of clarity with respect to the feed-in-tariff and the delay in the approval of a 2018-2020 feed-in-tariff has stalled commercial activity, orders, order closure and contract execution and may impact 2018 revenue. Although it is expected that the 2018-2020 feed-in-tariff will become effective by the fourth quarter of 2018, there is no guarantee it will be approved and implemented in a timely manner or at favorable rates. We continue to monitor the actions we have taken throughout the year to improve profitability and will reduce headcount, including the use of temporary furloughs, or manufacturing activity as needed to maintain the Company’s long-term financial position. Despite our efforts, we cannot predict, with certainty that the outcome of our plans and actions will be successful to meet our liquidity needs for the next twelve months from the issuance of the financial statements and as such, raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Basis of Presentation — The Company presents its financial information in accordance with accounting principles generally accepted in the United States, U.S. GAAP (or “GAAP”). The Company has one operating segment. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable — Accounts receivable are stated at the amounts expected to be collected. Accounts receivable are charged to the allowance for doubtful accounts when deemed uncollectible. The Company evaluates the collectability of accounts receivable based on the following factors:

•	Age of past due receivables and specific customer circumstances;

•	Probability of recoverability based on historical collection and write-off experience; and,

•	Current economic trends

If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

Revenue Recognition — The Company generates revenue from three principal sources: product sales and services, technology licensing, and technology development. Revenues from product sales are recognized when delivery has occurred under completely executed sales agreements with selling prices fixed or determinable, and for which collectability is reasonably assured. Revenues from service, design activities, and repair time are recognized as work is performed and collectability is reasonably assured. For certain international turbine sales, the Company provides logistics services (including shipment and warehousing), and assistance with customer clearance if requested. These services are integral to meeting delivery and cannot be segregated from the turbine product. The Company recognizes revenue for the turbine product once it has cleared customs and been shipped from the logistics warehouse. During 2017 and 2016, service revenues were related primarily to commissioning activities as well as revenue generated from extended warranties and maintenance and service contracts.

Virtually all of the Company’s turbine sales contracts include multiple elements that are delivered at different points of time. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. The Company’s contracts are composed of the following units of accounting: the turbine product, commissioning services, and sometimes installation, extended warranty, and performance guarantee services. Typically, the final 10%-30% of the turbine value for billing is due subsequent to the shipping/delivery of a turbine to the customer. Our current policy states that, to the extent that the value ascribed to the product value at shipment (delivery) is greater than the value billed to date the difference is recognized as unbilled revenue if no collectability questions exist.

For these arrangements, the revenue is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. We have determined that vendor-specific objective evidence, or VSOE, is not currently available for our elements and therefore management’s best estimate of selling price, or BESP, and third-party evidence, or TPE, are currently used. VSOE is the price at which the Company independently sells each unit of accounting to its customers. TPE is the price of any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. The Company will re-evaluate the existence of VSOE in each reporting period and utilize the highest-level available pricing method in the hierarchy at any time.

Revenue recognition for product sales is deferred until all revenue recognition criteria have been met. The Company seeks to make the timing for which the criteria are met consistent across sales agreements; however, the timing may differ as a result of contract negotiations. As of December 31, 2017 and 2016, deferred revenue totaled $3,076 and $4,153, respectively. Costs deferred related to product sales as of December 31, 2017 and 2016, were $152 and $351, respectively. Amounts received from customers in advance of shipment of $1,804 and $7,419, as of December 31, 2017 and 2016, respectively, are recorded as customer deposits. Customers may also elect to purchase extended warranty agreements that are deferred and recognized over the third through the fifth year of a turbine’s life.

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

Inventories — Inventories include material, direct labor and related manufacturing overhead, and are accounted for at the lower of cost or net realizable value. Excess and obsolete inventory is estimated using assumptions regarding forecasted customer demand, market conditions, the age of the inventory items, and likely technological obsolescence. If any of the current estimates are significantly inaccurate, losses may result, which could be material.

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

Estimated useful lives of the assets are as follows:

Asset Classification	Estimated Useful Life
Vehicles, Machinery and equipment (years)	5	to	10
Patterns and tooling (years)	5	to	7
Office furniture and equipment (years)	3	to	7
IT equipment and software (years)	3	to	5
Leasehold improvements	Shorter of the estimated useful life or remaining lease term

Recoverability of long lived assets is assessed when events have occurred that may give rise to impairment. During the fourth quarter of 2017 and 2016, the Company determined that an impairment indicator existed and performed a quantitative analysis of its long lived assets. The Company compared the estimated undiscounted net cash flows of the asset group to the current carrying value of the assets groups and concluded that there was no impairment of the asset group as the fair value (determined by using the future undiscounted cash flows) exceeded its carrying value as of December 31, 2017 and 2016.

Goodwill and Other Intangible Assets — Intangible assets consist of (1) goodwill, which is not subject to amortization; and (2) amortizing intangibles, consisting of core technology, trade name, and royalty license which are being amortized over the estimated life of each item.

Goodwill represents the excess of the fair value of the consideration exchanged in a business combination over the fair value of the net assets acquired, and is tested for impairment at least annually. Goodwill of $361 as reported on the December 31, 2017 and 2016 consolidated balance sheets, respectively, is a result of the purchase of the assets and the assumption of certain specified liabilities as part of the acquisition on August 15, 2008.

The Company early adopted ASU 2017-04 as part of its annual impairment testing in the fourth quarter of 2017. The Company performed a quantitative analysis of goodwill. Based on the analysis, the Company concluded that there was no impairment of goodwill in 2017, nor would there have been an impairment under the previous standard as the fair value exceeded the carrying value. During the fourth quarter of 2016, the Company performed its annual impairment analysis. As a result of the former Product, Sales and Services reporting segment having a negative carrying value, the Company performed a quantitative, step-one and step two, analysis of goodwill. Based on this analysis the Company concluded that the goodwill associated with the Product Sales and Services reporting unit was impaired, and as a result, recorded an impairment charge of $0.4 million.

Warranty Costs — The Company’s standard contract with customers of the NPS 100 or 60 products provides for repair or replacement of parts and typically expires two years from the date of shipment or commissioning. In such cases, the Company has typically provided non-warranty obligated services at no charge during the initial two-year period. The obligation to provide warranty services is deemed a contingency because it meets the probable and estimate criteria of ASC 460-10-25-2 and as such required accrual at the inception of the warranty period per ASC 460-10-25-5.

The Company’s warranty contracts with customers of non-turbine products typically expire upon the earlier of 18 months after shipment or 12 months after commissioning by the customers and typically cover parts and labor.

The Company estimates the accrual on a per turbine basis based on historical warranty experience of the installed turbine base as a group consistent with ASC 460-10-25-6. The history is evaluated annually or when circumstances warrant an interim review and the per turbine accrual is adjusted as appropriate to reflect changes in actual warranty experience. Estimated warranty obligations are recorded in the period in which the related revenue is recognized. Warranty liabilities are based on estimated future repair costs incurred during the warranty period using historical labor, travel, shipping, and material costs, as well as estimated costs for performance warranty failures, when applicable, based upon historical performance experience. The accounting for warranties requires management to make assumptions and apply judgments when estimating product failure rates and expected costs. Adjustments are made to warranty accruals based on claim data and experience. Such adjustments have typically resulted in reductions to the Company’s estimated warranty obligation as the products have matured and improved in quality. Further, if actual results are not consistent with the assumptions and judgments used to estimate warranty obligations, because either failure rates or repair costs differ from management’s assumptions, the resulting change in estimate could be material.

Customers may elect to purchase extended warranty coverage for repair or replacement of parts for a period covering years three through five of the product life. These extended warranties are considered services and are accounted for under the guidance of ASC 605-20-25. Revenues are deferred and recognized ratably over the service term consistent with ASC 605-20-25-3. Costs associated with these extended warranty contracts are expensed to cost of sales as incurred. Customers may also purchase a Performance Guaranty Program (PGP) which also provides maintenance and repair services over a ten-year period beginning at commissioning. This program is billed at a base amount with a premium for production in excess of a floor and liquidated damages for production below a floor, which depends on location and wind speeds. Revenues are recognized monthly over the term and trued up when billed and expenses as a cost of sale as incurred.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes United States corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. See Note 13, Income Taxes for disclosure related to income taxes, including the effect of the Act on income taxes.

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

Concentration of Credit Risk — The Company’s customers operate primarily in the distributed energy market and include wind developers and end users that cover multiple industries and geographic locations. The Company’s products and services are sold under contracts with varying terms including contracts denominated in foreign currencies. For the years ended December 31, 2017 and 2016, 88% and 69%, respectively, of the Company’s revenues were denominated in foreign currency, primarily in euros. If the Company continues to increase the percentage of contracts denominated in foreign currencies, gains or losses due to fluctuations in currency exchange rates could become increasingly material.

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

During the year ended December 31, 2017, one customer accounted for 13% of revenue. One customer accounted for 11% of total revenue for year the ended December 31, 2016.

As of December 31, 2017 the Company had one customer representing 22% of accounts receivable. As of December 31, 2016, the Company had one customer representing 15% and two customers representing 10% of accounts receivable.

Shipping and Handling — Shipping and handling costs for wind turbine products are included in cost of product revenues.

Net Income (Loss) per Share — The Company determines basic income (loss) per share by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period.

Diluted income (loss) per share is determined by dividing income (loss) attributable to common shareholders by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and unvested restricted common shares, based on the treasury stock method, are included in the calculation of diluted earnings per share. As of December 31, 2017 and 2016, all common share options were excluded from the denominator in the calculation of dilutive earnings per share, as their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU amends the guidance for revenue recognition, creating the new ASC Topic 606 (“ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, Revenue Recognition, most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASC 606 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASC 606. The Company has elected the modified retrospective method. The performance obligations identified under ASC 606 are in line with the elements previously identified under ASC 605. Further, there was no change in the timing of revenue recognition for our performance obligations. ASC 606 will primarily affect the determination of the transaction price and allocation to our performance obligations based on the respective stand-alone selling prices. The transaction price will include measures of variable consideration, not previously available for allocation. The stand-alone selling price is computed using sales data or cost plus margin data depending on the revenue stream. These methods are different from the current best estimated selling price used to allocate under ASC 605. The expected impact of implementing ASC 606 will be a decrease in deferred revenue of approximately $0.1 and a corresponding increase to opening retained earnings for the period commencing on January 1, 2018. Prior periods will not be retrospectively adjusted.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this update require an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The adoption of this ASU did not have an impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in our results of operations. The new standard does not apply to investments accounted for under the equity method of accounting or those that result in consolidation of the investee. This new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that fiscal year. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. This new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The adoption of this ASU did not have an impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The adoption of this ASU did not have an impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The adoption of this ASU did not have a material impact on our financial statements and we did not change our accounting policy in regards to forfeitures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit carry amount exceeds its fair value, not to exceed the carry amount of its goodwill. ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The Company early adopted ASU 2017-04 as part of its annual impairment testing in the fourth quarter of 2017. The adoption of this ASU did not have an impact on our financial statements.

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, the working capital revolving line of credit and debt. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of December 31, 2017 and 2016, approximate fair value due to their short-term nature and are classified within Level 3 of the valuation hierarchy. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

The value assigned to goodwill at December 31, 2017 and 2016 was $361 and represents a fair value measurement on a nonrecurring basis as of December 31, 2016, as it was partially impaired during the year ended December 31, 2016. There were no impairment charges during the year ended December 31, 2017.

4.	INVENTORIES

Inventories, net of reserves, as of December 31, 2017 and 2016 consist of:

	December 31, 2017	December 31, 2016
Raw materials	$3,069	$2,897
Work in process	597	1,304
Finished goods	1,985	3,469
Allowance for obsolescence	(378)	(511)
Total inventory — net	$5,273	$7,159

For the year ended December 31, 2017 and 2016, the Company recorded an inventory provision of approximately $11 and $259, respectively.

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at December 31, 2017 and 2016 consist of:

	December 31, 2017	December 31, 2016

Leasehold improvements	$21	$21
Vehicles	69	38
Machinery and equipment	2,354	2,232
Patterns and tooling	788	1,042
Office furniture and equipment	424	424
Information technology equipment and software	677	677
	4,333	4,434
Less accumulated depreciation	(2,966)	(2,949)
Total property, plant and equipment, net of depreciation	$1,367	$1,485

Depreciation expense was $517 and $531 for the years ending December 31, 2017 and 2016, respectively.

In 2017, the Company disposed of equipment, patterns and tooling with a cost of $420 and a net book value of $14.

In 2016, the Company disposed of equipment, patterns and tooling with a cost of $1,176 and a net book value of $315.

6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of trade name which had a net carrying amount of $0 and $9 as of December 31, 2017 and 2016, respectively.

Amortization expense for the years ended December 31, 2017 and 2016 totaled $9 and $128, respectively.

Goodwill of $361 is a result of the purchase of the assets and the assumption of certain specified liabilities as part of the acquisition on August 15, 2008. The Company early adopted ASU 2017-04 as part of its annual impairment testing in the fourth quarter of 2017. The Company performed a quantitative analysis of goodwill. Based on the analysis, the Company concluded that there was no impairment of goodwill in 2017. During the fourth quarter of 2016, the Company performed its annual impairment analysis. As a result of the former Product, Sales and Services reporting segment having a carrying value in excess of its estimated fair value, the Company performed a quantitative, step-one and step two, analysis of goodwill. The first step of the goodwill impairment analysis identifies potential impairment and determines a fair value for the reporting segment. The second step of the goodwill impairment test involved allocating the estimated fair value of the reporting unit among the assets and liabilities of the reporting unit in a hypothetical purchase price allocation. The results of the hypothetical purchase price allocation indicated there was no fair value was attributable to goodwill. As a result, we recognized a goodwill impairment charge of $361.

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

The gain on the disposition is included in income (loss) from continuing operations before income taxes in the statement of operations in accordance with ASC 360-10-45-5. Current and future royalty payments will be considered additional proceeds from sale and will be recorded as gain on sale of assets in the consolidated statements of operations and comprehensive income (loss). Gain on sale of assets was $1,475 and $973 for the years ending December 31, 2017 and 2016, respectively. Unbilled revenue includes $0.5 million and $1.6 million, related to this transaction as of December 31, 2017 and 2016, respectively.

8.	REVOLVING LINE OF CREDIT

Debt at December 31, 2017 and 2016 consists of:

	December 31, 2017	December 31, 2016
Working capital revolving line of credit	$1,500	$1,600

In December 2017, the Company amended its foreign working capital revolving line of credit with Comerica to extend the maturity date of December 31, 2017 to June 30, 2019. The line of credit was increased from $2,000 to $2,500, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. All other significant terms of the line of credit remained the same. The renegotiated loan agreement with Comerica contains a financial covenant which requires the Company to maintain unencumbered liquid assets having a value of at least $1,000 at all times.

At December 31, 2017, there was $1.5 outstanding on the revolving line of credit as well as $0 outstanding in performance and warranty letters of credit and the Company had exceeded the maximum supported borrowing base by $0.2 million. The excess borrowing was repaid subsequent to the year end and was not a non-compliance event. The interest rate at December 31, 2017 was 4.50%.

9.	ACCRUED EXPENSES

Accrued expenses consist of:

	December 31, 2017	December 31, 2016

Accrued warranties	$1,420	$1,912
Accrued rebates, allowances and discounts	18	65
Other accrued expenses	1,203	963
Total accrued expenses	$2,641	$2,940

Changes in the Company’s product warranty accrual during 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016

Beginning balance	$1,912	$2,171
Provisions, net of reversals	929	1,238
Settlements	(1,421)	(1,497)
Ending balance	$1,420	$1,912

10.	CAPITAL STRUCTURE

Common Shares-No Par — The Company’s authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of December 31, 2017, there were 23,853,884 voting common shares issued and outstanding.

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

A summary of the stock option activity under the 2014 NPS Corp Plan for December 31, 2017 and 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	2,532,711	$1.90	5.2	$—
Granted	705,000	$0.19
Exercised
Canceled	(403,651)	$2.67
Outstanding — December 31, 2016	2,834,060	$1.37	3.6	$—
Granted	115,000	$0.17
Canceled	(1,060,820)	$1.58
Outstanding — December 31, 2017	1,888,240	$1.19	4.4	$—
Exercisable — December 31, 2017	1,329,287	$1.60	3.7	$—
Shares vested and expected to vest December 31, 2017	1,833,035	$1.22	4.3	$—

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

The weighted-average grant-date fair value of options granted under the 2014 NPS Corp Plan during the year ended December 31, 2017 and 2016 was $0.10 and $0.11 per share, respectively. At December 31, 2017, unrecognized stock-based compensation expense related to non-vested stock options is $63 which is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

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

The Company estimated the grant-date fair values of stock options granted in 2017 and 2016, using the Black-Scholes option pricing model and the following assumptions:

	2017			2016
Expected volatility	72%	-	74%	73.0%	-	77.0%
Risk-free interest rate	1.58%	-	1.83%	1.40%	-	1.98%
Expected life (years)		4.5			4.5
Dividend yield		0.0%			0.0%

As of December 31, 2017, 974,380 options were available for grant under the 2014 NPS Corp Plan.

In May 2017, the Company granted 240,000 restricted common shares, with a fair value per share of $0.16 to its non-employee directors under the 2014 NPS Corp Plan as part of each such director’s annual retainer for service on the Company’s Board of Directors. These restricted common share grants vested 25% on the grant date, 25% on June 30, 2017, 25% on September 30, 2017 and 25% on December 31, 2017.

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

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the years ended December 31, 2017 and 2016. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Cost of revenue	$10	$10
Sales and marketing	36	65
Research and development	4	11
General and administrative	108	433
	$158	$519

12.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. As of January 1, 2016, the Company contributes 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Prior to January 1, 2016, the Company contributed 50% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for 2017 and 2016 were $46 and $68, respectively.

13.	INCOME TAXES

During 2017, the Act was signed into law. Among other changes, the Act significantly changes corporate income tax law by reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system, a one-time transition tax on the untaxed cumulative foreign earnings and profits as of December 31, 2017, and allowing for immediate capital expensing of certain qualified property. Under the Act, federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are generally available to fully offset taxable income earned in a tax year. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in future tax years. The tax laws are generally effective for the 2018 tax year. However, the Company recognized certain effects of changes in tax laws in 2017, which was when the new legislation was enacted. Specifically, the Company has remeasured the deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Legislation. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2017, the Company has substantially completed its accounting for the tax effects of the 2017 Tax Act.  If revisions are needed as new information becomes available, the final determination of the deemed re-measurement of the Company’s deferred assets and liabilities, the deemed mandatory repatriation or other applicable provisions of the Tax Legislation will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

Income (loss) before provision for income taxes consists of the following:

	December 31, 2017	December 31, 2016
United States	$(109)	$(8,905)
Foreign	177	129
Total	$68	$(8,776)

The provision for income taxes for the years ended December 31, 2017 and 2016, consists of the following:

	December 31, 2017	December 31, 2016
Current provision
Federal	$—	$—
State	2	6
Foreign	44	263
Total current provision	46	269
Deferred benefit
Federal	(25)	(84)
State	(12)	(12)
Total deferred benefit	(37)	(96)
Total provision for income taxes	$9	$173

Components of deferred income tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016

Deferred income tax assets:
Net operating losses	$34,210	$49,736
Research and development tax credits	1,462	1,462
Deferred revenue	759	2,458
Inventories	125	238
Intangible assets and property	1,181	2,043
Stock-based compensation	2,432	3,555
Accrued expenses and other	867	1,241
Total deferred income tax assets	41,036	60,733
Deferred income tax liabilities:
Goodwill	44	52
Prepaid expenses	62	143
Deferred costs	39	133
Unremitted earnings of foreign subsidiaries	33	27
Total deferred income tax liabilities	178	355
Net deferred income tax assets	40,858	60,378
Valuation allowance	(40,900)	(60,457)
Carrying value of net deferred liability	$(42)	$(79)

The differences in the provision for income taxes and the amounts determined by applying the Federal statutory rate to income (loss) before provision for income taxes are as follows:

	December 31, 2017	December 31, 2016

Federal statutory rate	34.00%	34.00%
Tax at statutory rate	$23	$(2,989)
State Taxes – net of federal benefit	80	(10)
Other permanent items	3	206
Unremitted earnings of foreign subs	16	183
Foreign withholding tax	6	165
Decrease in net federal deferred tax assets before valuation allowance change due to federal rate change	19,438	—
Decrease in valuation allowance due to tax rate change	(19,463)	—
Valuation allowance	(94)	2,618
Provision for income taxes	$9	$173

As of December 31, 2017, the Company had $137,277 of federal net operating loss carryforwards that begin to expire in 2028, approximately $81,386 of state net operating loss carryforwards that expire from 2018 through 2028, and approximately $1,462 of research and development tax credits that begin to expire in 2028. The amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 and 383 of the Internal Revenue Code.

The Company has completed a Section 382 study, through June 30, 2017, to assess if any ownership changes would have caused limitations to our net operating loss carryforwards. Based on that study, the Company has concluded an ownership change occurred on September 19, 2008 and therefore there is potential for $2,600 of net operating loss to be limited. For the period September 20, 2008 through June 30, 2017, the Company has determined that it is more likely than not that there has not been an ownership change under Section 382. We have not completed an updated Section 382 study for periods after June 30, 2017, and as such are not able to assess whether and ownership change has occurred that could cause limitations to our net operating loss carryforwards.

In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income. Based upon this analysis, it is not more likely than not that some portion or all of the deferred tax assets will be realized. The net deferred tax liabilities as of December 31, 2017 and 2016 included deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and to generate future taxable income upon reversal.  Prior to the Act, federal net operating losses, including potential losses from the reversal of deferred tax assets, could only be carried forward for 20 years. The reversal of the indefinite lived goodwill was not available as a source of future taxable income since it was uncertain whether the income generated would be available in the same tax periods in which losses from the reversal of deferred tax assets could be utilized. As such, prior to the Act we did not treat the reversal of amortizable goodwill as an available source of taxable income in determining the valuation allowance.

Beginning in 2018 under the Act, future federal net operating losses generated may be carried forward indefinitely and generally may offset up to 80% of taxable income earned in a tax year. Because potential losses from the reversal of deferred tax assets in future years may be carried forward indefinitely, we consider it more likely than not that 80% of the reversal of deferred tax liabilities for amortizable goodwill will be available as a source of taxable income. As a result of these changes, we revalued our deferred tax assets and liabilities using the 21% tax rate as enacted by the Act, and adjusted the valuation allowance accordingly.  The overall impact was an increased federal tax provision of $19,438 offset by a federal tax benefit from the reversal of related valuation allowance of $19,463.

The Company recognizes in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards. Based on this review, the Company has concluded that there are no uncertain tax positions that would require recognition or disclosure within the consolidated financial statements, as of December 31, 2017 and 2016. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

The Company files federal and various state income tax returns. Due to federal and state net operating loss carryforwards, income tax returns from 2008 through 2017 remain open for examination, with limited exceptions. The Company’s 2009 federal return has been audited and the audit was closed without any changes to the return positions. In addition, the statute of limitations remains open for the Company’s Switzerland-based subsidiary for 2009 and subsequent periods.

14.	SEGMENT REPORTING

In the first quarter of 2017, the Company restructured its operating segments. The chief operating decision maker re-evaluated the Company’s business structure to best align reporting with the Company’s operating strategies. The Company’s operating strategy was revised to direct product sales and related service as its core focus. Therefore, the Company has concluded that it has one reportable segment for reporting periods beginning in the first quarter of 2017. Geographic information about revenue, based on shipments and/or services to customers by region, is as follows:

	December 31, 2017	December 31, 2016
United States	$3,911	$5,237
United Kingdom	1,294	6,501
Italy	32,380	22,411
Brazil	—	1,629
Asia	684	3
Rest of the world	298	120
Total	$38,567	$35,901

For the years ended December 31, 2017 and 2016, 90% and 85% of revenues, respectively, were recognized from sales to customers outside the United States.

Geographic information about property, plant, equipment as well as intangible assets and goodwill associated with particular regions is as follows:

	December 31, 2017	December 31, 2016
United States	$1,092	$1,260
Rest of the world	636	595
Consolidated Total	$1,728	$1,855

15.	SUBSEQUENT EVENTS

The company evaluated subsequent events through the date of the filing and had no additional subsequent events to report.

16.	COMMITMENTS AND CONTINGENCIES

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

The Company has entered into several operating lease agreements, primarily for the lease of office and manufacturing facilities, and office equipment, expiring through 2020. Rental expense under these operating lease arrangements for the years ended December 31, 2017 and 2016 was $422 and $410, respectively. In June 2017, the Company entered into a new lease agreement for its headquarters and production facility in Barre, Vermont. The lease term commenced on August 1, 2017 and expires July 31, 2020, with an option to extend the lease term for a single three-year period. Furthermore, the Company has subleased a portion of its Barre facility. Future minimum lease payments, net of sublease income, under non-cancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31,
2018	$272
2019	268
2020	157
Total	$697

17.	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables set forth selected quarterly financial information for the fiscal years ended December 31, 2017 and 2016. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Three Months Ending
	March 31		June 30		September 30		December 31
	2017	2016	2017	2016	2017	2016	2017	2016

Revenue	$6.2	$5.2	$17.8	$8.7	$3.5	$12.1	$11.1	$9.9

Income (Loss) from operations	$(1.4)	$(4.1)	$1.3	$(2.2)	$(0.6)	$(1.2)	$1.3	$(1.4)

Net income (loss)	$(1.2)	$(4.2)	$0.9	$(2.5)	$(0.8)	$(1.4)	$1.2	$(0.8)

Net Income (loss) per common share - Basic and diluted	$(0.05)	$(0.18)	$0.04	$(0.11)	$(0.03)	$(0.06)	$0.04	$(0.04)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2017, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Operating Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Operating Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported appropriately and within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control and procedures objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2017 we identified four material weaknesses in our internal control over financial reporting. Specifically, we had (a) inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales that remained in logistics warehouses while certain logistics events were completed, (b) inadequate and ineffective controls for reviewing and analyzing complex or non-routine transactions, (c) ineffective controls for identifying and accounting for Performance Guarantee Program (PGP) revenue, and (d) inadequate and ineffective controls over the implementation and transition related to the adoption of ASU 2014-09. The two material weaknesses related to (1) inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales and (2) complex or non-routine transactions existed at December 31, 2016 and remain unremediated as of December 31, 2017. During the fourth quarter of 2017, we identified the other material weaknesses. We determined we had inadequate and ineffective controls over identifying and accounting for our PGP revenue. Furthermore, we determined we had inadequate controls in place to address the adoption of the new revenue recognition standard (ASU 2014-09). The material weaknesses resulted in material misstatements of our consolidated financial statements or disclosures, which have been corrected in this and previous filings. Until remediated, the remaining matters described above will continue to constitute material weaknesses in our internal control over financial reporting that could result in material misstatements in our financial statements not being prevented or detected.

During 2017, we implemented enhancements over our procedures relating to our inventory reconciliation controls and conducted testing over these procedures to address a previously disclosed material weakness. Based on the enhancements, management has concluded that the previously identified material weakness relating to our inventory reconciliation controls have been remediated as of December 31, 2017.

As a result of the material weaknesses, our management concluded that, as of December 31, 2017, our internal controls over financial reporting was not effective.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management is engaged in the planning for, and implementation of, remediation efforts to address the material weakness. These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the Company’s overall financial control.

•	enhance the formality and rigor of the reconciliation procedures and the evaluation of certain accounts and transactions;

•	enhance the design of existing monitoring controls;

•	enhancement and formation of our month end close and financial reporting review process to ensure that complex or significant transactions are thoroughly analyzed with the accounting and finance management team;

•	engage outside technical accounting consultants to provide assistance and guidance in determining accounting conclusions for non-routine, complex transactions;

•	enhancement of our existing policies and procedures relating to the preparation and review of general ledger reconciliations, including establishment of a formal escalation method to notify when accounts that have gone un-reconciled or unadjusted variances; enhanced the communication within the finance department and cross-functionally to improve the accounting close process; and we have and plan to continue to improve the quality and timing of our accounting close process and financial reporting to allow for increase time for review.

We will continue to implement these and other improvements until our material weaknesses are fully remediated.

Changes in Internal Control over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to our Board of Directors as of December 31, 2017. The term of each director expires at our Annual Meeting, unless the office is earlier vacated in accordance with the Articles of the Company or the Business Corporations Act (British Columbia) (“BCBCA”) or he or she becomes disqualified to act as a director.

Name, Place of Residence and Offices Held	Age(5)	Period Served as Director	Number of and Type of Securities Held(1)
Ciel R. Caldwell(2) Boston, MA USA President and Chief Operating Officer, Director	45	July 2016–present	112,840 common shares 384,071 stock options (2.0%)
Alexander “Hap” Ellis III(2),(4) Jamaica Plain, MA USA Director	68	September 2008–present	4,997,655 common shares 20,000 stock options (21.0%)
Richard Hokin Darien, CT USA Director	77	August 2008–present	2,224,143 common shares 20,000 stock options (9.4%)
Kevin Kopczynski (2) Woodside, CA USA Director	41	February 2017–present	50,000 common shares (less than 1%)
William F. Leimkuhler(3),(4) Darien, CT USA Chairman and Director	66	November 2013–present	148,441 common shares 20,000 stock options (less than 1%)
Robert L. Lentz(3) Boston, MA USA Director	67	March 2014–present	166,537 common shares 20,000 stock options (less than 1%)
Troy C. Patton(2) Tequesta, FL USA Director	48	April 2012–present	96,000 common shares 50,000 stock options (less than 1%)
John Simon, Ph.D. (2),(4) Bronxville, NY USA Lead Director	75	August 2008–present	3,306,304 common shares 20,000 stock options (13.9%)
Gregory Wolf(3) Charlotte, NC USA Director	48	July 2015–present	102,525 common shares (less than 1%)

(1)	Percentages are based on 23,853,884 common shares issued and outstanding as of December 31, 2017. The number and type of securities held include securities which the nominee may be deemed to be a beneficial holder. The method of calculating the percentage, and the explanatory notes for each director, are the same as described in the Principal Shareholder table and description below.
(2)	Member of the Executive Committee. In September 2016, Mr. Patton resigned from the Executive Committee and Ms. Caldwell was appointed to the Executive Committee. In February 2017, Mr. Kopczynski was appointed to the executive Committee.
(3)	Member of the Audit Committee. In September 2016, Mr. Wolf was appointed to the Audit Committee.
(4)	Member of the Compensation and Corporate Governance Committee.
(5)	Ages calculated as of December 31, 2017.

Biographical and certain other information concerning the members of the Board is set forth below.

Ciel R. Caldwell has been a member of our Board since July 2016. Ms. Caldwell was named President and Chief Operating Officer in August 2016. From May 2016 to August 2016, Ms. Caldwell served as the Company’s Senior Vice President for Operations and Finance. Ms. Caldwell joined the Company in February of 2011 as Vice President and Corporate Controller, and was named Chief Financial Officer in February 2013. Before Northern Power, from October 2008 to May 2010, Ms. Caldwell was the Vice President, Corporate Finance of Vistaprint, N.V. (NASDAQ:VPRT), now known as Cimpress, N.V. (NASDAQ:CMPR), an online marketing solutions retailer. Prior to that, Ms. Caldwell served in various senior financial leadership positions at 3Com Corporation, a global provider of enterprise networking and security solutions, from 2003 to October 2008, including Vice President and Assistant Controller, Senior Director Corporate Accounting, and Director of Investor Relations. Prior to 3Com Corporation, she held senior financial positions at Level 3 Communications, Inc. (NYSE:LVLT), and began her career at PricewaterhouseCoopers. Ms. Caldwell holds a B.S. in Accounting from Babson College. The Board believes that Ms. Caldwell’s perspective and breadth of experience as a senior executive with Northern Power and other publicly traded companies provides her with the qualifications and skills to serve as a director.

Alexander “Hap” Ellis III has been a member of our Board since September 2008. Mr. Ellis has extensive operating experience in electric power and renewable energy. He is a General Partner of RockPort Capital Partners, a leading multi-stage venture capital firm that invests in the areas of renewable and conventional energy, mobility and sustainability. He has been a general partner in RockPort Capital Partners since its inception in 2000 and has primarily focused on renewables, electric grid technologies, advanced materials and transportation and emission control technologies. Prior to the formation of RockPort’s first fund, he joined RockPort Partners, a merchant bank specializing in energy and environmental projects in 1998. Mr. Ellis also serves on the boards of Old Westbury Funds, Inc., The George Bush Presidential Library Foundation and the Cornell Laboratory of Ornithology. Mr. Ellis holds a B.A. in Political Science from Colorado College and an M.P.P.A. from Yale School of Management. Mr. Ellis’s experience as a director of public companies, combined with his broad experience as a general partner of RockPort Capital Partners in investing in clean tech companies, as well as his ability to assist the Company with fundraising and other strategic initiatives, and his performance as a member of our Board, provide him with the qualifications and skills to continue to serve as a director.

Richard Hokin has been a member of our Board since August 2008. He has served as a director of Intermountain Industries, Inc., a holding company primarily engaged in energy-related investments, since 1982, and has served as Chairman of Intermountain’s board and of each of its subsidiaries since 1984. He has been a director of Gorda Estates Limited since 1988 and its Managing Director since 2014. Gorda Estates Limited is engaged in hospitality services and real estate development. Mr. Hokin is Managing Director of Century America, LLC, a privately owned holding company. He has served as a director of the Pacific Coast Gas Association, now known as Western Energy Institute. Mr. Hokin holds a B.A. in English from Princeton University. The Board believes that Mr. Hokin’s extensive managerial and investment experience, and his performance as a member of our Board, provide him with the qualifications and skills to continue to serve as a director.

Kevin Kopczynski joined our Board in February 2017. He has been Senior Director of Research and Development for First Solar, Inc. since October 2016. From September 2013 to October 2016, he served as the President and Chief Executive Officer of Enki Technology, Inc., a venture backed company that developed functionalized coatings for the solar photovoltaic industry and was acquired by First Solar, Inc. in 2016. Mr. Kopczynski also served as a member of the Board of Directors of Enki Technology, Inc. from July 2011 until its acquisition by First Solar.  Previously, Mr. Kopczynski was a Partner with RockPort Capital Partners, an energy focused venture capital firm. He joined RockPort in July 2008 and was with the firm until he joined Enki full-time in 2013. Since 2005, Mr. Kopczynski has served on the Board of Directors of Ascension Industries, Inc., a closely held industrial product and manufacturing company.  The Board believes Mr. Kopczynski’s perspective and experience as an investor and senior executive in our industry, as well as his depth of operating experience in the energy industry, provide him with the qualifications and skills to serve as a director.

William F. Leimkuhler joined our Board in November 2013, and was appointed Chairman in December 2013. He has been General Counsel and Director of Business Development of Paice LLC, a privately held developer of hybrid electric powertrains, since 1999. Mr. Leimkuhler also advises a number of technology based companies on business, financial and legal matters. From 1994 through 1999, he held various positions with Allen & Company LLC, a New York investment banking firm, initially serving as the firm’s General Counsel. Prior to that, Mr. Leimkuhler was a corporate partner with the New York law firm of Werbel & Carnelutti. Mr. Leimkuhler has been a director of Argan, Inc. (NYSE MKT:AGX) since 2007 and U.S. NeuroSurgical Holdings, Inc. (OTCBB:USNU) since 1999. He served as a director of Integral Systems, Inc. (NASDAQ:ISYS) from 2006 to 2011 and Speedus Corp. (OTCPK:SPDE) from 2002 to 2011. Mr. Leimkuhler holds a B.S.E. in Civil Engineering and a M.Eng. in Civil Engineering from the Massachusetts Institute of Technology and a J.D. from New York University. The experience that Mr. Leimkuhler has developed as a legal executive with an investment banking firm, a securities law firm partner and a board member for other public companies makes him a valuable member of our Board, particularly with respect to matters relating to financial reporting and corporate governance requirements.

Robert L. Lentz joined our Board in March 2014. Since July 2012, Mr. Lentz has been employed by Northeastern University as an Executive Professor and the Entrepreneur in Residence for the Center for Entrepreneurship Education. Mr. Lentz served as an independent consultant from March 2009 to June 2012 and as the interim Chief Executive Officer of Digital Reef, Inc., a provider of data management platforms, from July 2009 until March 2011. Mr. Lentz served as the interim Chief Executive Officer of the Managed Analytics Business of Deloitte Consulting LLP from January 2012 to June 2012. Prior to that, he served as President and Chief Executive Officer of Permission TV, Inc., (later known as VisibleGains, Inc.), an online video platform provider from September 2006 to March 2010. From September 2003 to September 2006, he was the Senior Vice President of Operations and Chief Financial Officer of OATSystems, Inc., a provider of radio-frequency identification (RFID) software for supply chain management systems, which was acquired by Checkpoint Software Technologies Ltd (NASDAQ GS:CHKP). Prior to that, he was Senior Vice President, Operations and Chief Financial Officer of eRoom Technology, a supplier of web-based collaborative workspace solutions, which was acquired by Documentum, Inc. Mr. Lentz has served as a member of the Board of Monotype Imaging Holdings, Inc. (NASDAQ:TYPE), a provider of typefaces and technology for creative applications and consumer devices, since August 2008 and currently serves as Chairman. Mr. Lentz was a certified public accountant and holds a B.A. in Business Administration from Northeastern University and an M.B.A. from Babson College. The Board believes that Mr. Lentz’s extensive managerial and operational experience, and his experience as a public company director, provide him with the qualifications and skills to serve as a director.

Troy C. Patton joined our Board in April 2012.  Since September 2017, Mr. Patton has served as the Chief Operating Officer of Northland Power Inc., an independent power producer headquartered in Toronto. From April 2012 to August 2016, Mr. Patton served as the Company’s Chief Executive Officer and he continues to serves a consultant to the Company. He joined us in April 2009 as President of the Utility Wind business. During that time, he led our successful development of the NPS 2.3 MW permanent magnet direct-drive wind turbine. Mr. Patton has more than 20 years of experience in the power generation industry. From October 2006 to April 2009, he was Senior Vice President of Engineering and Products at Vestas Wind Systems A/S (CPSE:VWS). Before that role, Mr. Patton served in numerous technical and leadership roles at General Electric Company’s (NYSE:GE) Gas Turbine and Wind Turbine businesses, and helped facilitate GE’s integration of Enron’s wind energy business in 2003. Earlier in his career, he served as a load dispatcher and engineer on a U.S. aircraft carrier and U.S. nuclear submarine, respectively. Mr. Patton holds a B.S. in Aerospace and Ocean Engineering from Virginia Polytechnic and State University and an M.B.A. from Clemson University. The Board believes Mr. Patton’s perspective and experience as a senior executive in our industry, as well as his depth of operating experience in the energy industry, provide him with the qualifications and skills to serve as a director.

John Simon, Ph.D. has been a director since August 2008, and served as Chairman of our Board from that date until December 2013 at which time he became lead director. Dr. Simon is a Managing Director of the investment banking firm, Allen & Company LLC, where he has been employed for over 25 years. He was a member of the Board of Directors of Cardica, Inc. (NASDAQ:CRDC), a cardiac surgical device manufacturer, from June 2001 through December 2015, and continues to serve on the boards of several privately held companies. He was a member of the Board of Directors for Neurogen Corporation (NASDAQ:NRGN), a biopharmaceutical company, from 1993 to December 2009. Dr. Simon holds a B.S. in Chemistry from The College of William & Mary, a Ph.D. in Chemical Engineering from Rice University, and both an M.B.A. in Finance and a J.D. from Columbia University. The Board believes that Dr. Simon is appropriate to serve on the Board due to his broad experience in capital markets, corporate and financial strategy, and his having been instrumental in advising us and our Board on business development, strategy and capital raising efforts.

Gregory Wolf has been a director since July 2015. Mr. Wolf has more than 20 years of leadership experience in the energy industry, with particular expertise in renewable energy. Since July 2016, Mr. Wolf has served as the Chief Executive Officer of Leeward Renewable Energy, LLC, a growth-oriented limited partnership formed to own, operate, develop and acquire a diversified portfolio of renewable energy assets. Leeward maintains ownership and operating interests in 18 windfarms comprising 1,557 MW across the United States, and is an affiliate of Arc Light Capital Partners, LLC, one of the leading private equity firms focused on energy infrastructure investments. Prior to Leeward, Mr. Wolf was President of Duke Energy Renewables, where he led the integrated renewable energy business. His previous roles at Duke Energy included serving as Senior Vice President of Development for Duke Energy’s commercial unit, where he created Duke Energy’s solar and biomass business and managed a national development pipeline. Prior to Duke Energy, Mr. Wolf held executive roles at General Electric, where he managed energy investments for GE Capital and led business development for GE Power Systems. Mr. Wolf currently serves on the boards of Semprius Inc., The Carolina Thread Trail, and the University of Cincinnati Foundation. Mr. Wolf earned undergraduate degrees in Industrial Management and Finance from the University of Cincinnati and an M.B.A. from the Harvard Business School. The Board believes Mr. Wolf’s perspective and depth of experience as a senior executive in the renewable energy industry provide him with the qualifications and skills to serve as a director.

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

Meetings of the Board of Directors

The Board met 8 times during the 2017 fiscal year; 8 times in executive session. All directors who served in 2017 attended 100% of the aggregate number of meetings of the Board held during the portion of the fiscal year for which they were directors, except Mr. Richard Hokin who missed 1 meeting. The independent directors hold meetings from time to time on an ad hoc basis without the non-independent directors present.

Committees of the Board of Directors

The Board has three committees: an Executive Committee, an Audit Committee, and a Compensation and Corporate Governance Committee. Members serve on these committees until their resignation or until otherwise determined by the Board of Directors. The following table provides Committee membership as of the date of December 31, 2017:

Name	Executive Committee	Audit Committee	Compensation and Corporate Governance Committee
Kevin Kopczynski(1)	X
Ciel R. Caldwell(2)	X
Alexander “Hap” Ellis III	X		Chair
Richard Hokin
William F. Leimkuhler		X	X
Robert L. Lentz		Chair
John Simon, Ph.D.	Chair		X
Gregory Wolf(3)		X
Total Meetings in 2017	10	8	4

(1)	In February 2017, Mr. Kopczynski joined the Board of Directors and was appointed to the Executive Committee.
(2)	In September 2016, Ms. Caldwell was appointed to the Executive Committee.
(3)	In September 2016, Mr. Wolf was appointed to the Audit Committee.

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

Executive Committee

The Executive Committee of the Board, or the Executive Committee, consists of Alexander “Hap” Ellis III, Dr. John Simon, Kevin Kopczynski and Ciel R. Caldwell, with Dr. Simon chairing this committee. In September 2016, Ms. Caldwell was appointed to the Executive Committee and Mr. Patton resigned from this committee. Kevin Kopczynski was appointed to the Executive Committee in February 2017. The Executive Committee oversees our operations, reviews and approves expenditures in excess of $150,000, and considers other matters that are delegated to such committee by the Board or that, in the opinion of the chairman of the Board, should not be postponed until the next scheduled meeting of the Board. The Executive Committee makes regular reports of its activities to the Board.

Audit Committee and Financial Expert

The Audit Committee of the Board of Directors, or the Audit Committee, consists of Messrs. Robert L. Lentz, William F. Leimkuhler and Gregory Wolf, with Mr. Lentz chairing this committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the TSX, the SEC, and applicable Canadian securities laws. Our Board has determined that Messrs. Lentz and Leimkuhler are “audit committee financial experts” as defined under the applicable rules of the SEC and have the requisite financial sophistication as defined under the applicable rules and regulations of the TSX and applicable Canadian securities laws. Each member of the Audit Committee is an independent director as defined under the applicable rules and regulations of the TSX, the SEC, and applicable Canadian securities laws. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC, applicable Canadian securities laws, and the TSX.

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

The Audit Committee operates under a written charter that is approved by the Board, and is reviewed and reassessed by the Audit Committee at least annually. The Audit Committee charter is in the Investor Relations section of our website, www.ir.northernpower.com. Except to the extent expressly stated herein, our website is not incorporated herein by reference.

Compensation and Corporate Governance Committee

The Compensation and Corporate Governance Committee, or the Compensation Committee, consists of Messrs. Alexander “Hap” Ellis III, William F. Leimkuhler and Dr. John Simon, with Mr. Ellis chairing this committee. All members of our Compensation Committee meet the requirements for independence under the applicable rules and regulations of the SEC and the Internal Revenue Code of 1986, as amended, or the Code. The functions of a nominating committee are performed by the Compensation Committee.

The Compensation Committee’s responsibilities include:

•	reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer, if any, President and Chief Operating Officer;

•	evaluating the performance of our Chief Executive Officer, if any, President and Chief Operating Officer in light of such corporate goals and objectives and determining the compensation of our Chief Executive Officer, if any, President and Chief Operating Officer;

•	determining the compensation of all our other officers and reviewing periodically the aggregate amount of compensation payable to such officers;

•	overseeing and making recommendations to the Board with respect to our incentive-based compensation and equity plans;

•	reviewing and making recommendations to the Board with respect to director compensation;

•	developing and recommending to the Board the criteria for selecting Board and committee members;

•	establishing procedures for identifying and evaluating director candidates including nominees recommended by shareholders;

•	identifying individuals qualified to become Board members;

•	recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;

•	overseeing the evaluation of the Board, its committees and management; and

•	annually determining the independence of each director for the purpose of his or her membership on the Board and each committee, and reviewing any material changes in a director’s circumstances that could adversely impact the director’s ability to carry out his or her duties on the Board or any committees thereof.

The Compensation Committee operates under a written charter that is approved by the Board, and is reviewed and reassessed by the Compensation Committee at least annually. The Compensation Committee charter is available in the Investor Relations section of our website, www.ir.northernpower.com. Except to the extent expressly stated herein, our website is not incorporated herein by reference.

Pursuant to its charter, the Compensation Committee makes recommendations to the Board regarding criteria for Board and Compensation Committee membership, including any specific minimum qualifications that the Compensation Committee believes must be met by committee-recommended nominees and any specific quality or skills that the Compensation Committee believes must be met by one or more of the Company’s directors and committee members. The Compensation Committee may consider, in addition to the minimum qualifications and other criteria for Board membership approved by the Board from time to time, all facts and circumstances that it deems appropriate or advisable, including, among other things, the skills of the proposed director, his or her depth and breadth of business experience or other background characteristics, his or her independence, and the needs of the Board.

The process for identifying and evaluating director candidates is as follows:

•	The Compensation Committee may solicit recommendations from any or all of the following sources: non-management directors, the Chief Executive Officer, if any, President and Chief Operating Officer, other executive officers, third party search firms, or any other source it deems appropriate, including shareholder recommendations.

•	The Compensation Committee reviews and evaluates the qualifications of any proposed director candidate, and conducts any inquiries it deems appropriate.

•	The Compensation Committee evaluates all proposed director candidates in the same manner, with no regard to the source of the initial recommendation or such proposed director candidate.

The Compensation Committee may establish and delegate authority to one or more subcommittees consisting of one or more of its members when the Compensation Committee deems it appropriate to do so in order to carry out its responsibilities. The Compensation Committee may also appoint, retain, terminate, and oversee the work of any compensation consultant, legal counsel or other advisor retained on behalf of the Compensation Committee in connection with the compensation of the Company’s management or directors, including the sole authority for approving any such consultant of advisor’s fees and terms of engagement after taking into consideration all factors relevant to that consultant or advisor’s independence from management of the Company according to criteria set forth in the Compensation Committee Charter. The Compensation Committee may rely upon advice and information it receives in its discussion and communications with management and such other experts, advisors, and professionals with whom it may consult.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has at any time been an officer or employee of the Company. None of our executive officers serve or in the past fiscal year has served as a member of the Board of Directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

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

Executive Officers

The following table sets forth information regarding our executive officers, and their respective ages and positions, as of December 31, 2017.

Name	Age	Position
Ciel R. Caldwell	45	President, Operating Officer and Director
Eric D. Larson	48	Vice President and Chief Accounting Officer
William St. Lawrence	48	Vice President and General Counsel

Ciel R. Caldwell’s biographical information is set forth above.

Eric D. Larson was named Vice President and Chief Accounting Officer in September 2016. He joined us in November 2014 as Vice President and Corporate Controller.  Prior to joining us, he was the Controller at Spire Corporation, a manufacturer of equipment for the production of solar modules and solar manufacturing lines, from Jan 2014 to November 2014.  From January 2013 to December 2013, Mr. Larson served as an Accounting Consultant at SmartBear Software. Prior to that, he served as the Director of Finance of Aspect Software from March 2011 to November 2012.  Mr. Larson also has held accounting and finance positions at various companies across a variety of sectors including Biogen Idec, CMGI, Ernst & Young and Fidelity. Mr. Larson is a graduate of Grove City College.

William St. Lawrence joined us as General Counsel in March of 2017 and became the Vice President of Business Development in October 2017.  Prior to joining us, he served in 2016 as General Counsel & Managing Director of Harborview Ventures.  From 2012 to 2016, he served as the General Counsel and Chief Administrative Officer of Northeast Wireless Networks, LLC, a private equity backed company that designs, builds and operates cellular networks in rural US markets. Prior to joining Northeast Wireless, he acted as Legal and Corporate/Business Development Officer for a family office and a variety of venture backed companies. Mr. St. Lawrence began his legal career in the New York office of Heller Ehrman where he represented venture funds, venture-backed companies and investments banks, including Allen & Company, in connection with M&A, public offerings, securities compliance, financings and general commercial matters. Mr. St. Lawrence is a graduate of Hobart College and the University of Maine School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Company. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2016, we believe that all Section 16(a) filing requirements applicable to our Reporting Persons were timely filed under Section 16(a) during fiscal year 2017. Mr. Robert Lentz filed a late Form 4 in 2017 relating to a disposition of 11,000 shares in 2016.

Nomination of Directors

The Compensation Committee is responsible for identifying and recommending new director candidates, having regard to the appropriate size of the Board and the necessary competencies and skills of the Board as a whole and of each director individually. New nominees should have a track record in general business management, special expertise in an area of strategic interest to the Company, and the ability to devote the time required to the Company.

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

Name and Principal Position	Year	Salary ($)	Option Awards $(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)

Ciel R. Caldwell,(3)	2017	$250,000	--	--	2,686.71	(4)	$252,686.71
President and Chief Operating Officer	2016	$250,000	$22,200	$26,757	$2,414	(5)	$301,371

Eric D. Larson,(6)	2017	$170,000	--	--	3,073.98	(7)	$173,073.98
Chief Accounting Officer	2016	$170,000	$5,550	$15,000	$2,782	(8)	$193,332

William St. Lawrence, (9)	2017	$169,519	$6,510	--	$2,874.13	(10)	$178,903.55
General Counsel and Vice President – Business Development

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the applicable fiscal year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“ASC 718”) and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2017. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common shares underlying such stock options. The exercise price for stock option awards granted to our Named Executive Officers prior to April 16, 2014, the date our shares were listed on the TSX, were denominated in U.S. dollars, and those granted after that date were denominated in Canadian dollars on the date of the grant and were converted to U.S. dollars using the U.S. dollar per Canadian dollar exchange rate on the date of the grant of the stock option, as indicated In the “Outstanding Equity Awards at Fiscal Year End” table below.
(2)	Represents annual bonus amounts paid pursuant to our Named Executive Officers’ employment agreements. Unless otherwise noted, amounts paid in year represent performance bonus based on previous fiscal year (e.g. bonus paid in 2017 was based on reaching performance objectives for 2016 fiscal year, and bonus paid in 2016 was based on reaching performance objectives for 2015 fiscal year).
(3)	On August 10, 2016, the Company appointed Ms. Caldwell the Company’s President and Chief Operating Officer. Prior to her appointment as the Company’s President and Chief Operating Officer, Ms. Caldwell served as the Company’s Senior Vice President for Operations and Finance from May 2016 to August 2016.
(4)	Consists of: (i) $811.72 which we paid towards Ms. Caldwell’s life insurance coverage and (ii) $ 1,874.99 in matching funds under our 401(k) plan.
(5)	Consists of: (i) $450 for fuel subsidy, (ii) $540 which we paid towards Ms. Caldwell’s life insurance coverage, and (iii) $3,750 in matching funds under our 401(k) plan.
(6)	In September 2016, the Company appointed Mr. Larson the Company’s Chief Accounting Officer.
(7)	Consists of: (i) $ 523.90 which we paid towards Mr. Larson’s life insurance coverage and (ii) $2,550.08 in matching funds under our 401(k) plan.
(8)	Consists of: (i) $232 which we paid towards Mr. Larson’s life insurance coverage and (ii) $2,550 in matching funds under our 401(k) plan.
(9)	In March 2017, the Company appointed Mr. St. Lawrence Vice President and General Counsel of the Company.
(10)	Consists of: (i) $553.91 which we paid towards Mr. St. Lawrence life insurance coverage and (ii) $2,320.22 in matching funds under our 401(k) plan.

Annual Base Salary

Name	2017 Base Salary	2016 Base Salary

Ciel R. Caldwell(1)	$250,000	$250,000
Eric D. Larson (2)	$170,000	$170,000
William St. Lawrence (3)	$215,000	----

(1)	On August 10, 2016, the Company appointed Ms. Caldwell the Company’s President and Chief Operating Officer. Prior to her appointment as the Company’s President and Chief Operating Officer, Ms. Caldwell served as the Company’s Senior Vice President for Operations and Finance from May 2016 to August 2016.
(2)	In September 2016, the Company appointed Mr. Larson Chief Accounting Officer of the Company.
(3)	In March 2017, the Company appointed Mr. St. Lawrence the Vice President and General Counsel of the Company.

The Compensation Committee reviews, assesses, and makes recommendations to the Board relating to the Company’s overall system of executive compensation, including setting the base salary for the Chief Executive Officer or President and Chief Operating Officer, as the case maybe, and the executive management team upon hire and annually thereafter.

Annual Performance-Based Bonus Opportunity

In addition to base salaries, our Named Executive Officers are eligible to receive an annual performance-based cash bonus, which is designed to provide an appropriate incentive to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. The annual performance-based bonus, if any, an executive earns is targeted to a percentage of the executive’s base salary, and ultimately is based on the achievement of certain corporate and individual key performance indicators approved by the Board in the beginning of the year to which the bonus relates. The bonus amounts vary from year to year based on corporate and individual performance. The bonus is pro-rated for any partial service during the year. At the beginning of each year, the Compensation Committee recommends and our Board approves the extent to which the corporate and individual goals for the previous year have been achieved, based on achievement of the corporate and individual goals and management’s review and recommendation, except that our executives do not make recommendations with respect to their own achievement. The Board may award a bonus in an amount above or below the target bonus, based on factors that the Board determines, with input from the Compensation Committee.

Name	Target Bonus %

Ciel R. Caldwell(1)	50	(2)
Eric D. Larson(3)	20	(4)
William St. Lawrence(5)	25	(6)

(1)	On August 10, 2016, the Company appointed Ms. Caldwell the Company’s President and Chief Operating Officer. Prior to her appointment as the Company’s President and Chief Operating Officer, Ms. Caldwell served as the Company’s Senior Vice President for Operations and Finance from May 2016 to August 2016.
(2)	The Company established the target bonus pursuant to the Named Executive Officer’s employment agreement.
(3)	In September 2016, the Company appointed Mr. Larson the Company’s Chief Accounting Officer.
(4)	The Company established the target bonus pursuant to the Named Executive Officer’s employment offer letter.
(5)	In March 2017, the Company appointed Mr. St. Lawrence Vice President and General Counsel of the Company.
(6)	The Company established the target bonus pursuant to the Named Executive Officer’s employment offer letter.

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

We use stock options as the primary incentive vehicle for long-term compensation to our Named Executive Officers because they are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price. We provide initial grants in connection with the commencement of employment of our Named Executive Officers, and subsequent grants from time to time, but approximately annually. All stock option grants to Named Executive Officers have been made pursuant to our stock option plan, the terms of which are described below under “Equity Compensation Plans and Other Benefit Plans – 2014 Stock Option and Incentive Plan,” and are granted with an exercise price no less than the fair market value of our common shares on the date of grant of each award. In April 2014, we adopted and our shareholders approved the Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (the “2014 Plan”). Stock options granted under our 2014 Plan typically vest over a three-year period and expire after seven years.

In August 2015, based on the recommendation of the Compensation and Corporate Governance Committee, the Board awarded stock option grants to each of the Named Executive Officers for the incentive- and retention-related purposes. The vesting and other terms of these stock option grants are described in the footnotes to the "Outstanding Equity Awards as Fiscal Year End" table below.

Health, Welfare and Retirement Benefits

Health and Welfare Benefits

Our Named Executive Officers are eligible to participate in all of our employee benefit plans, including our medical, dental, vision, and group life and disability insurance plans, in each case on the same basis as other employees.

Retirement Benefits

We maintain a tax-qualified retirement plan that provides eligible employees, including the Named Executive Officers, with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. In 2017, the Company contributed 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The retirement plan is intended to qualify under Sections 401(a) and 501(a) of the Code.

Employment Agreements with Named Executive Officers

Each of our Named Executive Officers serves at the pleasure of our Board. Each executive employment agreement is negotiated on the Company’s behalf by President and Chief Operating Officer (or was negotiated by a former Chief Executive Officer), with the oversight and approval of our Board. The employment agreements of our President and Chief Operating Officer and former Chief Executive Officers were negotiated by the Board. The Named Executive Officers’ employment agreements each provide for “at will” employment and set forth the terms and conditions of the Named Executive Officer’s employment, described below, and standard employee benefit plan participation. Each Named Executive Officer also entered into the Company’s standard confidential information and invention assignment agreement.

The Company entered into an employment agreement with Ms. Caldwell on February 1, 2013, pursuant to which she was entitled to an annual salary of $225,000, and eligible for an annual discretionary performance bonus of targeted to 35% of her annual base salary. In 2016, the Company adjusted Ms. Caldwell’s annual discretionary performance bonus of targeted to 50% of her annual base salary. Ms. Caldwell’s employment agreement also provided for additional benefits, including reimbursement for or provision of housing in the Barre, Vermont area and reimbursement for her automobile mileage expenses incurred in travelling between her primary residence and the Company’s office in Barre, Vermont, on a tax free basis. The Company ceased providing these additional benefits in 2017. As described below, these employment agreements also contain provisions that provide for certain payments and benefits in the event of a termination of employment, including an involuntary termination of employment following a “change in control”, as well as for accelerated vesting of certain of their outstanding and unvested awards in certain circumstances.

Involuntary Termination of Employment

Pursuant to their employment agreements, each Named Executive Officer is eligible to receive certain payments and benefits in the event his or her employment is terminated in the case of Ms. Caldwell, by the Company without “cause” or on account of death or disability. In addition to accrued benefits (consisting of unpaid expense reimbursements, accrued but unused vacation to the extent such payment is required by law or Company policy, any vested benefits that the Named Executive Officer may have under any of our employee benefit plans and any earned but unpaid base salary payable through the date of termination) and any bonus awarded but not yet paid on the date of termination, upon the timely execution of a fully effective general release of claims in favor of the Company, each Named Executive Officer is eligible to receive the following payments and benefits:

•	base salary continuation for up to 6 months in the case of Ms. Caldwell, subject to earlier termination if subsequent employment is obtained prior to the expiration of the relevant severance period);

•	the cost of all health and dental benefits during the severance period; and

•	if the Named Executive Officer was participating in a cash bonus plan at the time of such termination, a pro rata portion of the cash bonus payable under such cash bonus plan for the year in which the termination of employment occurs, as determined in good faith by the Compensation Committee.

Definitions

For purpose of the employment agreements, “cause” means:

•	willful failure substantially to perform an executive officer’s duties and responsibilities to the Company or deliberate violation of a material the Company policy;

•	the commission by an executive officer of any act of fraud, embezzlement, dishonesty or any other willful misconduct that has caused or is reasonably expected to result in material injury to the Company;

•	unauthorized use or disclosure by an executive officer of any proprietary information or trade secrets of the Company or any other party to whom such executive officer owes an obligation of nondisclosure as a result of his or her relationship with the Company; or

•	a willful and material breach by an executive officer of his or her obligations under our assignment of inventions, non-disclosure and noncompetition agreement.

For purposes of the employment agreements, “good reason” means:

•	any material breach of an executive officer’s employment agreement by the Company or any successor to the Company which is not cured within 15 days after written notice by the executive officer to the breaching party;

•	failure of any successor to the Company to assume and agree to perform the Company’s obligations pursuant to the terms and conditions of the executive officer’s employment agreement; or

•	to the extent the termination occurs within 12 months following a change in control, an adverse change by the Company or any successor to the Company to an executive officer’s title, reporting relationship, work location, position, authority, duties or responsibilities which is not cured within 15 days after written notice by an executive officer, it being understood that a sale or spin-off of a portion of the Company’s business operations shall not, by itself, constitute an “adverse change.”

Outstanding Equity Awards at Fiscal Year End

The following table summarizes, for each of the Named Executive Officers, the number of the Company’s common shares underlying outstanding stock options held as of December 31, 2017.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Grant Date(1)		Option Exercise Price ($)	Option Expiration Date(4)
Ciel R. Caldwell	66,660	133,340	11/30/2016		0.19	11/30/2023
	22,499	7,501	8/19/2015		0.44	8/19/2022
	75,000	-	12/22/2014	(2)	2.97	12/22/2021
	217,035	-	11/25/2013	(3)	1.59	11/25/2020
	292	-	9/29/2011		3.63	9/29/2018
	1,218	-	9/29/2011		3.63	9/29/2018
	351	-	9/29/2011		3.63	9/29/2018
	1,016	-	5/2/2011		3.63	5/2/2018

Eric D. Larson	16,665	33,335	11/30/2016		0.19	11/30/2023
	15,000	-	11/19/2014		3.13	11/19/2021
	2,249	751	8/19/2015		0.44	8/19/2022

William St. Lawrence	-	70,000	5/25/2017		0.16	5/25/2024

(1)	Unless otherwise indicated, the options vest according to the following schedule: one-third of the shares granted vest and become exercisable on the first anniversary of the grant date, with the remaining two-thirds of the shares vesting and becoming exercisable in equal quarterly installments over the subsequent two years.
(2)	The shares vest in three equal installments starting on the first anniversary of the grant.
(3)	20% of shares vested and became exercisable upon grant date, with the remaining shares vesting and becoming exercisable in equal quarterly installments over the subsequent three years.
(4)	The options expire on the seventh anniversary of the grant date.

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

The 2014 Plan provides that in the case of, and subject to, the consummation of a “sale event” as defined in the 2014 Plan, all outstanding awards may be assumed, substituted or otherwise continued by the successor entity. To the extent that the successor entity does not assume, substitute or otherwise continue such awards, then upon the effectiveness of the sale event, the 2014 Plan and all outstanding awards will automatically terminate. In the event of such termination, individuals holding options and share appreciation rights will be permitted to exercise such options and share appreciation rights prior to the sale event. In addition, in connection with a sale event, we may make or provide for a cash payment to participants holding options and share appreciation rights equal to the difference between the per share cash consideration payable to shareholders in the sale event and the exercise price of the options or share appreciation rights. In addition, except as may otherwise be provided in the relevant award certificate, all share options and share appreciation rights will automatically become fully exercisable and the restrictions and conditions on all other awards with time-based conditions will automatically be deemed waived, and awards with conditions and restrictions relating to the attainment of performance goals may become vested and non-forfeitable in connection with a sale event in the Compensation Committee’s discretion.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of the Company’s most recently completed financial year with respect to all of our equity compensation plans in effect as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	1,888,240	$1.19	974,380
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total:	1,888,240	$1.19	974,380

Section 401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. In 2017, we contributed 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The retirement plan is intended to qualify under Sections 401(a) and 501(a) of the Code.

Non-Employee Director Compensation

Pursuant to our non-employee director compensation program, we compensate non-employee members of our Board for their services in the form of cash retainers and stock grants under our 2014 Plan. This compensation program was instituted in April 2014. Prior to this date, we did not pay any compensation to our non-employee directors.

Beginning in April 2014, we commenced paying the following annual cash compensation to our non-employee directors:

Annual Payment	Position
$20,000	to each Non-Employee Director, other than Mr. Patton
$8,000	to the Chairman of the Board of Directors
$8,000	to the Chairman of the Audit Committee
$8,000	to the Chairman of the Executive Committee
$5,000	to the Chairman of the Compensation and Governance Committee
$5,000	to the Lead Director
$5,000	to each Non-Employee Director Member of the Executive and Audit Committees
$3,000	to each of the Members of the Compensation and Governance Committee

On May 25, 2017, the Company granted 240,000 restricted common shares, with a fair value per share of $0.17 to its non-employee directors under the 2014 Plan as part of each such director’s compensation for 2017 service on the Company’s Board of Directors.  Under this grant, each of Messrs. Leimkuhler, Lentz, Hokin, Wolf, Ellis, Kopczynski, Patton and Dr. Simon were granted 30,000 shares.

In addition, on November 30, 2016, the non-employee directors also elected as reflected in the table below to receive 50% of their 2016 annual retainer compensation in restricted shares, rather than cash. As such, the Company granted 230,000 restricted common shares, with a fair value per share of $0.19.  For purposes of calculating the cash value of the 230,000 restricted common shares, the shares were valued at $0.50 per share. Both November 2016 restricted common share grants vested 100% on the grant date.

Stock and stock options granted to our non-employee directors are granted under and subject to the terms of our 2014 Plan, as further described in the section above, entitled “Equity Compensation Plans and Other Benefit Plans – 2014 Stock Option and Incentive Plan”.

The following table discloses cash and certain cash-equivalent compensation provided to the non-employee directors for the most recently completed fiscal year ending December 31, 2017:

Name	Fees Earned or Paid in Cash($)	Fees Earned & Paid in Equity ($)(1)	Total Paid ($)	Total Earned & Unpaid(2)
Marcus Baker(2)	$2,192	--	$2,192	--
Alexander “Hap” Ellis III	$7,500	$4,800	$12,3000	$22,500
Richard Hokin	$5,000	$4,800	$9800	$15,000
William F. Leimkuhler	$9,000	$4,800	$13,800	$27,000
Robert L. Lentz	$7,000	$4,800	$11,800	$21,000
John Simon, , Ph.D.	$9,000	$4,800	$13,800	$27,000
Gregory Wolf	$6,250	$4,800	$11,050	$18,750
Kevin Kopczynski	$5,702	$4,800	$10,502	$17,106
Troy C. Patton	--	$4,800	$4,800	$5,722

(1)	Represents the aggregate cash value of the grant. The Company granted an aggregate of 240,000 restricted common shares and for purposes of calculating the cash value of these restricted common shares, the shares were valued at $0.50 per share. On May 25, 2017, the grant date, the restricted common shares had a fair value per share of $0.16.
(2)	The Company did not make scheduled payments to identified directors in the second, third and fourth quarters of 2017. The dollar amounts reflected in the column reflect awards earned an unpaid as of December 31, 2017.
(3)	On February 10, 2017, Mr. Baker resigned from the Board of Directors of the Company.

All outstanding option awards for the non-employee directors of the Company as of December 31, 2017 are set out in the following table:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Grant Date(1)	Option Exercise Price ($)	Option Expiration Date(2)

Alexander “Hap” Ellis III	20,000	-	5/9/2014	3.99	5/9/2021
Richard Hokin	20,000	-	5/9/2014	3.99	5/9/2021
William F. Leimkuhler	20,000	-	5/9/2014	3.99	5/9/2021
Robert L. Lentz	20,000	-	5/9/2014	3.99	5/9/2021
John Simon, Ph.D.	20,000	-	5/9/2014	3.99	5/9/2021
Gregory Wolf	-	-	-	-	-
Troy C. Patton(3)	50,000	-	8/19/2015	0.44	8/19/2022
Kevin Kopczynski	-	-	-	-	-

(1)	All options were fully vested as of the date of the grant.
(2)	All options expire seven years after the date of the grant.
(3)	Mr. Patton served as the Company’s President and Chief Executive Officer until August 10, 2016. Mr. Patton’s employment with the Company terminated on November 28, 2016. Mr. Patton’s continues to serve on the Company’s Board of Directors and as a consultant to the Company. The above were issued to Mr. Paton when Mr. Patton served as the Company’s President and Chief Executive Officer. The 50,000 common shares issuable upon the exercise of options exercisable as of December 31, 2017 were previously granted to Mr. Patton in his capacity as President and Chief Executive Officer of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common shares, as of December 31, 2017 for:

•	each beneficial owner of more than 5% of our outstanding common shares;
•	each of our Named Executive Officers and directors; and
•	all of our executive officers and directors as a group.

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

Percentage ownership calculations for beneficial ownership are based on 23,853,884 common shares outstanding as of December 31, 2017. Unless otherwise indicated in the table below, addresses of named beneficial owners are in care of Northern Power Systems, Inc., 29 Pitman Road, Barre, Vermont, 05641.

In computing the number of common shares beneficially owned by a person and the percentage ownership of that person, we deemed outstanding common shares subject to options held by that person that are currently exercisable or exercisable as of December 31, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Named Executive Officers and Directors:

Ciel R. Caldwell(1)	496,911	2.0%
Eric D. Larson (2)	33,914	*
William St. Lawrence (3)	--	*
Troy C. Pattton (4)	146,000	*
Kevin Kopczynski	50,000	*
Alexander “Hap” Ellis III(5)	5,017,655	21.0%
Richard Hokin(6)	2,244,143	9.4%
William F. Leimkuhler(7)	168,441	*
Robert L. Lentz(8)	186,537	*
John Simon, Ph.D.(9)	3,326,304	13.9%
Gregory Wolf	102,525	*
All executive officers and directors as a group (11 persons)(10)	11,772,430	49.3%
5% or Greater Shareholders:
RockPort Capital Partners III, L.P.(11)	4,892,665	20.5%
CWE LLC(12)	1,870,260	7.8%
Berylson Master Fund LP(13)	1,684,500	7.1%
Intact Investment Management, Inc.(14)	1,488,800	6.2%

*	Less than 1%
(1)	Consists of 112,840 common shares and 384,071 common shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 31, 2017. On August 10, 2017, the Company appointed Ms. Caldwell the Company’s President and Chief Operating Officer. Prior to her appointment as the Company’s President and Chief Operating Officer, Ms. Caldwell served as the Company’s Senior Vice President for Operations and Finance from May 2016 to August 2016.
(2)	Consists of 33,914 common shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 31, 2017.
(3)	Excludes 70,000 common shares issuable upon the exercise of options that are not exercisable within 60 days of December 31, 2017.
(4)	Consists of 96,000 common shares and 50,000 common shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 31, 2017. Mr. Patton served as the Company’s President and Chief Executive Officer until August 10, 2016. Mr. Patton’s employment with the Company terminated on November 28, 2016. Mr. Patton’s continues to serve on the Company’s Board of Directors and as a consultant to the Company.
(5)	Consists of 20,000 common shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 31, 2017 held directly by Mr. Ellis, 105,000 shares held directly by RP Capital Management LLC, and 4,892,665 common shares held directly by RockPort Capital Partners III, L.P. Mr. Ellis is a General Partner of RP Capital Management LLC and RockPort Capital Partners III L.P. and therefore, may be deemed to hold voting and dispositive power over the shares held by RP Capital Management LLC and RockPort Capital Partners III L.P, respectively. Mr. Ellis disclaims beneficial ownership of our shares held by RP Capital Management LLC and RockPort Capital Partners III, L.P.

(6)	Consists of 353,883 common shares, 20,000 common shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 31, 2017, and 1,870,260 common shares held directly by CWE LLC, which is controlled by Century America LLC. Mr. Hokin is the Managing Director of Century America, LLC a private holding company, and therefore, may be deemed to hold voting and dispositive power over the shares held by CWE LLC.
(7)	Consists of 148,441 common shares and 20,000 common shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 31, 2017. Excludes 10,000 common shares held indirectly in a Simplified Employee Pension IRA.
(8)	Consists of 166,537 common shares and 20,000 common shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 31, 2017.
(9)	Consists of 3,306,304 common shares and 20,000 common shares issuable upon the exercise of options exercisable as of December 31, 2017.
(10)	Consists of 10,799,416 common shares and 443,662 common shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 31, 2017.
(11)	Consists 4,892,665 common shares held directly by RockPort Capital Partners III, L.P. Excludes 75,000 shares held directly by RP Capital Management LLC, and 20,000 common shares issuable upon the exercise of options exercisable as of December 31, 2017 held directly by Mr. Ellis.
(12)	Consists of 1,870,260 common shares held directly by CWE LLC, which is controlled by Century America LLC. Excludes 364,883 common shares, 20,000 common shares issuable upon the exercise of options exercisable as of December 31, 2017 held directly by Mr. Hokin.
(13)	The information in the table and in this note is derived from a Schedule 13D filed with the SEC on June 5, 2017 by Berylson Master Fund, LP for Berylson Master Fund, LP, Berylson Capital Partners, LLC (investment manager), and James Berylson (sole owner and manager of Berylson Capital Partners, LLC), 33 Arch Street, Suite 3100, Boston, MA 02110. Berylson Master Fund, LP, Berylson Capital Partners, LLC and James Berylson share power to vote or to direct to vote 1,648,500 shares, and share power to dispose or to direct the disposition of 1,648,500 shares.
(14)	The information in the table and in this note is derived from a Schedule 13G filed with the SEC on February 12, 2015 by Intact Investment Management Inc., 700 University Avenue, Toronto, Ontario Canada M5G 0A. Intact Investment Management Inc. has sole power to vote or to direct the vote of 954,400 shares and sole power to dispose or to direct the disposition of 1,488,800 shares. The securities are owned of record by clients of Intact Investment Management Inc. Those clients have the right to receive or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of the class of securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2017:

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2,532,711	$1.90	1,009,909
N/A	N/A	N/A
2,532,711	$1.90	1,009,909

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Based on information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, our Board has determined that seven of our eight directors — Messrs. Kopczynski, Ellis, Hokin, Leimkuhler, Lentz, Simon, and Wolf — are independent directors according to the rules and regulations of the SEC. Ms. Caldwell is considered to not be independent because he is an officer of the Company.

Item 14.	Principal Accounting Fees and Services

The following table includes information concerning principal accounting fees and services required by Item 14. The amounts included for the year ended December 31, 2017, represent aggregate fees to the Company by RSM US LLP related to their engagement for services performed for the year ended December 31, 2017. All fees described below were pre-approved by the Audit Committee.

	For the Year Ended December 31,
	2016	2017
Audit Fees(1)	$363,697	$389,785

Tax Fees(2)	20,675	$55,000

Total Fees	$384,372	$444,785

(1)	Audit fees consist of fees billed or to be billed for professional services by RSM US LLP.
(2)	Represents fees billed for tax advice and planning provided by RSM US LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following is filed as part of this Annual Report on Form 10-K:

1. Financial Statements.

2. Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts	88

NORTHERN POWER SYSTEMS CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance Beginning of Year	Charged to Expense	Write- Offs	Recoveries and Other Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended December 31, 2017	$—	$—	$—	$—	$—
Fiscal year ended December 31, 2016	$350	$(28)	$(322)	$—	$—

	Balance Beginning of Year	Additions	Write- Offs	Other Adjustments	Balance End of Year
Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2017	$60,457	$—	$—	$(19,557)	$40,900
Fiscal year ended December 31, 2016	$57,581	$2,876	$—	$—	$60,457

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

NORTHERN POWER SYSTEMS CORP.

Date: April 2, 2018	By:	/s/ Ciel R. Caldwell
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

Signature	Title	Date

/s/ Ciel R. Caldwell	President and Chief Operating Officer (Principal Executive Officer)	April 2, 2018
Ciel R. Caldwell

/s/ Eric Larson	Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2018
Eric Larson

/s/ Kevin R. Kopczynski	Director	April 2, 2018
Kevin R. Kopczynski

/s/ Alexander Ellis, III	Director	April 2, 2018
Alexander Ellis, III

/s/ Richard Hokin	Director	April 2, 2018
Richard Hokin

/s/ John Simon	Director	April 2, 2018
John Simon

/s/ William F. Leimkuhler	Director	April 2, 2018
William F. Leimkuhler

/s/ Robert L. Lentz	Director	April 2, 2018
Robert L. Lentz

/s/ Gregory Wolf	Director	April 2, 2018
Gregory Wolf

/s/ Troy C. Patton	Director	April 2, 2018
Troy C. Patton

EXHIBIT INDEX

Number	Description

2.1	Merger Agreement by and between Wind Power Holdings, Inc., Mira III Acquisition Corp (now known as Northern Power Systems, Corp), Mira Subco, Inc. and Mira Subco, LLC dated as of March 3, 2014. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

3.1	Articles of Association of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

4.1	Form of Common Share Certificate of Registrant (filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317), filed by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

4.2	Form of Class B Restricted Voting Share Certificate of the Registrant (filed as Exhibit 4.1A to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

4.3	Fifth Amended and Restated Investors’ Rights Agreement by and between Wind Power Holdings, Inc. and certain of its shareholders dated as of April 14, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.1#	Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.2	Northern Power Systems Corp. 2014 Stock Option and Incentive Plan Form of Non-Qualified Stock Option Grant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.3	Employment Agreement by and between the Registrant and Troy C. Patton (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on February 12, 2014 and incorporated herein by reference

10.4#	Employment Agreement by and between the Registrant and Ciel R. Caldwell (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

10.5#	Employment Agreement by and between the Registrant and Jonathan A. Lynch (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

10.6#	Employment Agreement dated as of May 5, 2014 by and between Northern Power Systems, Inc. and Lawrence D. Willey (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-55184) on August 14, 2014 and incorporated herein by reference)

10.8	Amended and Restated Loan and Security Agreement by and between the Registrant and Comerica Bank, dated December 31, 2013, as amended June 30, 2014 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 201372) on January 5, 2015 and incorporated herein by reference)

10.9†	Technological Know-How Transfer Agreement for NPS 2.X by and between the Registrant and WEG Equipamentos Elétricos S.A. dated March 20, 2013 (filed as Exhibit 10.8 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

10.10†	Turbine Design and Development Agreement for 3.3 MW by and between Registrant and WEG Equipamentos Elétricos S.A. dated February 28, 2014 (filed as Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

10.11	Lease Agreement dated as of June 22, 2017 by and between Northern Power Systems, Inc. and Malone 29 Pitman Road Properties, LLC (filed as Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-1171843) Filed on June 23, 2017 and incorporated herein by reference)

Number	Description

10.12	Purchase and Sale Agreement dated as of March 5, 2014 by and between Wind Power Holdings, Inc. and Malone Properties, Inc. (filed as Exhibit 10.16 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10 (File No. 001-36317) by Wind Power Holdings, Inc., the predecessor to the Registrant, on May 12, 2014 and incorporated herein by reference)

10.13	Escrow Agreement made and entered into as of April 16, 2014, by and among Northern Power Systems Corp., Equity Financial Trust Company, as escrow agent, and the shareholders named therein (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55184) on April 23, 2014 and incorporated herein by reference)

10.14	Amendment No. 2 to Amended and Restated Loan and Security Agreement by and between the Registrant and Comerica Bank, dated April 30, 2015

10.15	Amendment No. 3 to Amended and Restated Loan and Security Agreement by and between the Registrant and Comerica Bank, dated September 30, 2016

10.16	Amendment No. 2 to Master Revolving Note by and between the Registrant and Comerica Bank, dated September 30, 2016

10.17	Borrower Agreement by and between the Registrant and the Export-Import Bank of the United States dated September 30, 2016

10.19††	Asset Purchase Agreement, dated October 26, 2016, by and among the Registrant and WEG Electric Corp. and WEG Equipamentos Elétricos S.A

10.20	First Amendment to the Technological Know-How Agreement for NPS2.X by and between WEG Equipamentos Electricos S.A. and Northern Power Systems, Inc. dated October 26, 2016

10.21*	Letter Agreement by and between the Registrant and Comerica Bank, dated December 6, 2017

10.22*	Amendment No. 4 to Amended and Restated Loan and Security Agreement by and between the Registrant and Comerica Bank, dated December 6, 2017

10.23*	Amendment No. 3 to Master Revolving Note by and between the Registrant and Comerica Bank, dated December 6, 2017

10.24*	Borrower Agreement by and between the Registrant and the Export-Import Bank of the United States dated December 6, 2017

21.1*	Subsidiaries of the Registrant

23.1*	Consent of RSM US LLP, Independent Registered Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Principal Executive Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

91

_________________

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment previously granted by the SEC.
††	Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, and (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016, and (iii) Consolidated Statements of Changes in Shareholders’ Deficiency for the years ended December 31, 2017 and 2016, and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016 and (v) Notes to Consolidated Financial Statements.

