Form 10-Q
period 2018-03-31
Northern Power Systems Corp.
filed 2018-05-15
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒NO  ☐

Indicate by check mark whether the registrant is a “large accelerated filer”, “an accelerated filer”, a “non-accelerated filer”, or a “smaller reporting company”. See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	23,853,884
Class	Outstanding at May 14, 2018

Table of Contents

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(In thousands, except share amounts)

(unaudited)

ASSETS	March 31, 2018	December 31, 2017
CURRENT ASSETS:
Cash and cash equivalents	$2,115	$3,873
Accounts receivable — net	1,377	1,537
Unbilled revenue	317	1,284
Inventories — net (Note 5)	5,443	5,273
Deferred costs	152	152
Prepaid expenses and other current assets	696	739
Total current assets	10,100	12,858
Property, plant and equipment — net (Note 6)	1,239	1,367
Goodwill	361	361
Other assets	52	54
Total Assets	$11,752	$14,640

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(In thousands, except share amounts)

 (unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	March 31, 2018	December 31, 2017
CURRENT LIABILITIES:
Working capital revolving line of credit (Note 8)	$1,412	$1,500
Accounts payable	6,267	6,815
Accrued expenses (Note 9)	2,068	2,641
Accrued compensation	893	931
Deferred revenue	2,133	1,739
Customer deposits	1,600	1,804
Other current liabilities	190	126
Total current liabilities	14,563	15,556
Deferred revenue, less current portion	1,087	1,337
Deferred income taxes (Note 13)	45	42
Total Liabilities	15,695	16,935
Commitments and Contingencies (Note 16)

SHAREHOLDERS’ DEFICIENCY:

Voting common shares, no par value — Unlimited shares authorized; 23,853,884 shares issued and outstanding as of March 31, 2018 and December 31, 2017	165,680	165,680
Additional paid-in capital	9,288	9,278
Accumulated other comprehensive loss	10	(4)
Accumulated deficit	(178,921)	(177,249)
Total Shareholders’ Deficiency	(3,943)	(2,295)
Total Liabilities and Shareholders’ Deficiency	$11,752	$14,640

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands, except share and per share amounts)

(unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
REVENUES:
Product	$671	$5,195
Service	889	1,008
Total revenues	1,560	6,203
Cost of product revenues	702	4,678
Cost of service revenues	494	770
Gross margin	364	755
OPERATING EXPENSES:
Sales and marketing	631	636
Research and development	343	628
General and administrative	953	1,133
Gain on sale of assets	—	(225)
Total operating expenses	1,927	2,172
Loss from operations	(1,563)	(1,417)
Interest expense	(27)	(13)
Other (expense) income	(205)	256
Loss before provision for income taxes	(1,795)	(1,174)
Provision for income taxes	15	16

NET LOSS	(1,810)	(1,190)
Other comprehensive income
Change in cumulative translation adjustment	14	11
COMPREHENSIVE LOSS	$(1,796)	$(1,179)

Net loss applicable to common shareholders (Note 3)	$(1,810)	$(1,190)
Net loss per common share
Basic and diluted	$(0.08)	$(0.05)
Weighted average number of common shares outstanding
Basic and diluted	23,853,884	23,613,884

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(In thousands except share amounts)

(unaudited)

	Voting Common Shares-No Par		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficiency
BALANCE — December 31, 2017	23,853,884	$165,680	$9,278	$(4)	$(177,249)	$(2,295)

Stock based compensation expense	—	—	10	—	—	10

Cumulative translation adjustment	—	—	—	14	—	14

Cumulative effect of new accounting principle	—	—	—	—	138	138

Net loss	—	—	—	—	(1,810)	(1,810)

BALANCE — March 31, 2018	23,853,884	$165,680	$9,288	$10	$(178,921)	$(3,943)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(All amounts in thousands)

(unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES:
Net loss	$(1,810)	$(1,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	6	—
Stock-based compensation expense	10	27
Depreciation and amortization	128	127
Gain on sale of asset	—	(225)
Deferred income taxes	3	3
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	670	(836)
Other current and noncurrent assets	45	47
Inventories	(177)	(2,091)
Deferred costs	—	(1,222)
Accounts payable	(548)	1,045
Accrued expenses	(610)	(340)
Customer deposits	(204)	2,034
Deferred revenue and other short term liabilities	328	1,607
Net cash used in operating activities	(2,159)	(1,014)
INVESTING ACTIVITIES:
Proceeds from sale of assets	475	2,050
Purchases of property and equipment	—	(121)
Net cash provided by investing activities	475	1,929
FINANCING ACTIVITIES:
Proceeds (payments) on revolving line of credit, net of borrowings	(88)	250
Net cash (used in) provided by financing activities	(88)	250
Effect of exchange rate change on cash	14	11
Change in cash and cash equivalents	(1,758)	1,176
Cash and cash equivalent — Beginning of Period	3,873	5,423
Cash and cash equivalent — End of Period	$2,115	$6,599
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$17	$2
Cash paid for income taxes	$—	$17

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited, in thousands except share and per share amounts)

1.	DESCRIPTION OF BUSINESS

Northern Power Systems Corp. (together with its consolidated subsidiaries, “we”, “us”, “our”, “Northern Power Systems” or the “Company”) is a provider of advanced renewable power generation and power conversion technology for the distributed energy sector. We design, manufacture and service a suite of proven permanent magnet direct-drive (“PMDD”) wind turbine platforms for the distributed wind market and provide power converters, software controls, and integration and development services for battery energy storage applications. In 2017, we commenced developing sites for energy storage projects to provide end users with turn-key distributed energy solutions. With our predecessor companies dating back to 1974 we have decades of experience in developing proven innovative energy solutions in the power generation and conversion space.

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

Liquidity — The Company has historically incurred operating losses since its inception and had an accumulated deficit of $178.9 million, a working capital deficit of $4.5 million at March 31, 2018 and used cash in operations of $2.2 million during the three months ended March 31, 2018. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs, if ever. Since inception, the Company has funded its net capital requirements with proceeds from private equity and public and debt offerings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company evaluated these conditions as well as actions taken in previous years to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, we are expanding our service offerings to include full turnkey wind turbine installations and have increased sales staff to expand into additional markets, especially the U.S. In the fourth quarter of 2017, we increased our line of credit from $2.0 million to $2.5 million and extended the maturity date from December 31, 2017 to June 30, 2019. Historically, our revenue has been driven by international sales. The Italian authorities have drafted a new law that is currently under review. The new law provides for a feed-in-tariff from the date of publication until December 31, 2020. The lack of clarity with respect to the feed-in-tariff and the delay in the approval of a 2018-2020 feed-in-tariff has stalled commercial activity, orders, order closure and contract execution and may impact 2018 revenue. Although it is expected that the 2018-2020 feed-in-tariff will become effective by the fourth quarter of 2018, there is no guarantee it will be approved and implemented in a timely manner or at favorable rates. We continue to monitor the actions we have taken throughout the year to improve profitability and will reduce headcount, including the use of temporary furloughs, or manufacturing activity as needed to maintain the Company’s long-term financial position. Despite our efforts, we cannot predict with certainty that the outcome of our plans and actions will be successful to meet our liquidity needs for the next twelve months from the issuance of the financial statements and as such, these issues raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2017 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-55184). The consolidated balance sheet as of December 31, 2017 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2018. As of January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The impact of implementing this standard was a decrease in deferred revenue of approximately $0.1 and a corresponding reduction of accumulated deficit as of January 1, 2018. See Note 2 for further information.

Comprehensive Loss — Cumulative translation adjustments are excluded from net loss and shown as a separate component of shareholders’ deficiency.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers and has subsequently issued several supplemental and clarifying ASUs (collectively known as “ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt ASC 606. The Company adopted this standard on January, 1, 2018 and elected the modified retrospective method which was applied to all contracts that were not completed. The performance obligations identified under ASC 606 are in line with the elements previously identified under ASC 605. Further, there was no change in the timing of revenue recognition for our performance obligations. ASC 606 primarily affected the determination of the transaction price and allocation to our performance obligations based on the respective stand-alone selling prices. The transaction price includes measures of variable consideration, not previously available for allocation. The stand-alone selling price is computed using sales data or cost plus margin data depending on the revenue stream. These methods are different from the previous best estimated selling price used to allocate under ASC 605. The impact of implementing ASC 606 was a decrease in deferred revenue of approximately $0.1 million and a corresponding reduction of accumulated deficit for the period commencing on January 1, 2018. Prior periods were not retrospectively adjusted. See Note 2 for further information.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. This new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. We are currently in the process of identifying our leases and evaluating the effect of this update on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This update indicates that there is diversity in the practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230.This amendment provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. Public business entities should apply the guidance in Update 2016-15 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The adoption of the ASU did not have an impact on our financial statements.

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

In February 2018, the FASB issued ASU 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this ASU is not expected to have an impact on our financial statements.

In February 2018, the FASB issued ASU 2018-03—Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The adoption of this ASU is not expected to have an impact on our financial statements.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2017 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

2.	REVENUE

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect at that time. Upon adoption, the Company recorded a decrease to deferred revenue of $0.1 million and corresponding reduction of accumulated deficit. The performance obligations identified under ASC 606 are in line with the elements previously identified under ASC 605. Further, there was no change in the timing of revenue recognition for our performance obligations. ASC 606 primarily affected the determination of the transaction price and allocation to our performance obligations based on the respective stand-alone selling prices. The transaction price includes measures of variable consideration, not previously available for allocation. The stand-alone selling price is computed using sales data or cost plus margin data depending on the revenue stream. These methods are different from the previous best estimated selling price used to allocate under ASC 605.

The impact of adopting Topic 606 versus ASC 605 for the three months ended March 31, 2018 was a $0.6 million increase to product revenue with an offsetting decrease to customer deposit, and a $0.1 decrease to service revenue with an offsetting reduction in accumulated deficit which was captured in the transition adjustment as of January 1, 2018.

Performance obligations - A performance obligation is a promise made within a contract to transfer a good or service to a customer, and is the unit of accounting under ASC 606. The Company’s turbine and integrated battery energy storage systems (“BESS”) sales contracts usually include several performance obligations: the turbine or BESS product, commissioning services, and sometimes installation and/or extended warranty services. The Company also enters separate contracts that provide operations and maintenance (O&M), and Performance Guaranty Program (PGP).

Allocation of contract value - The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligations are satisfied. For contracts entered with customers located in Italy, the Company considers that there is a sufficient population of contracts and uses actual recent historical sales price data to establish a range within which can be considered as estimated stand-alone pricing for the product, installation and commissioning services. For any units that fall outside of the average range by plus or minus 10%, and for contracts with customers in countries other than Italy where there is not a sufficient population of contracts to determine a range, the Company uses the cost plus margin approach. For these arrangements, the revenue is allocated to each of the performance obligations based upon using our best estimate of the standalone selling price of each distinct good or service in the contract based on the cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate, estimated margin for that distinct good or service.

Timing of revenue recognition - Revenues from product sales are recognized at a point in time when control is transferred which is generally at the time of shipment. Revenues from commissioning and installations services are recognized when the services has been completed. Revenues from other services including extended warranty, operations and maintenance (O&M), and Performance Guaranty Program (PGP) are recognized over time as work is performed and performance obligations are satisfied. The Company uses a time based measure of progress because it transfers the benefit of services over time as it performs the services and recognizes revenue ratably over the time period.

For certain international turbine sales, the Company provides logistics services (including shipment and warehousing), and assistance with customer clearance if requested. In these instances, the Company recognizes revenue for the turbine product once it has cleared customs and has been shipped from logistics warehouses. Revenue from installation and commissioning is recognized at a point in time when the services are performed. In certain infrequent cases, the Company will recognize revenue when control is transferred and the Company retains possession of the product if all of the criteria for a bill and hold arrangement have been met which include (1) there is a substantive reason for the arrangement, (2) the product is identified as separately belonging to the customer and is ready for physical transfer to the customer, and (3) the Company does not have the ability to use or transfer the product to another customer. For the three months ended March 31, 2018, revenue resulting from bill and hold transactions amounted to $0.6 million. There were no bill and hold transactions recorded under ASC 605 for the three months ended March 31, 2017.

PGP contracts provide maintenance services over a ten-year period beginning at commissioning. Revenue from PGP contracts is treated as variable consideration under ASC 606 as revenue is earned depending on the actual power performance of the turbines. These services are billed annually or semi-annually at a base amount with a premium for production in excess of a floor which depends on location and wind speed. Revenue is recognized as earned based on estimates and is later adjusted to actual when it is determined. Expenses are recorded as a cost of sale as incurred. In the event that the Company does not meet certain guaranteed service levels, the Company is required to provide liquidated damages to the customer per applicable liquidated damages formulas for each contract. The Company allows customers with PGP contracts to net liquidated damages against payments due for the PGP.

Contract balances – The timing of revenue recognition, billings and cash collections, and the satisfaction of performance obligations results in billed accounts receivable, and unbilled receivables, and contract assets that consist of deferred cost of goods sold. Customer advances and deposits, and deferred revenue represent contract liabilities on the consolidated balance sheets. Typically, the final 10%-30% of the turbine value for billing is due subsequent to the shipping/delivery of a turbine to the customer. Our current policy states that, to the extent that the value ascribed to the product value at shipment (delivery) is greater than the value billed to date the difference is recognized as unbilled receivables. Amounts received from customers in advance of shipment are recorded as customer deposits. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Customer deposits are applied when revenue is recognized.

At March 31, 2018, the Company had $1.6 million of revenue to be recognized from performance obligations extending over more than one year for extended warranty. The Company expects to recognize these revenues as follows - $0.8 in 2018, $0.6 million in 2019, and $0.2 in 2020. We have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. These performance obligations consist of commissioning and installation services that typically occur shortly after the equipment is delivered.

The Company recognized $1.0 million of revenue that was included in the beginning balance of contract liabilities for the three-month period ended March 31, 2018. There are no other significant changes to contract assets and liabilities during the three months ended March 31, 2018.

Practical Expedients and Exemptions – Sales commissions associated with product sales are expensed when incurred because the Company determined that any portion of the commissions that exceeded a one-year amortization period is immaterial. These costs are recorded within sales and marketing expenses.

Disaggregation of Revenue – For the quarter ended March 31, 2018, substantially all of the Company’s product revenue was for sales of energy storage systems and substantially all of the Company’s service revenue was related to distributed wind.

The following table disaggregates revenue by geographic region based on shipments and/or services to customers:

	March 31, 2018
	Product	Service	Total

Brazil	$0.6	$—	$0.6
Italy	—	0.4	0.4
United States	0.1	0.5	0.6
Total	$0.7	$0.9	$1.6

During the three months ended March 31, 2018, the Company had revenue recognized at a point in time of $0.8 million and revenue recognized over time of $0.8 million.

3.	NET LOSS PER SHARE

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of March 31, 2018 and December 31, 2017, approximate fair value due to their short-term nature. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents when held consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2018 or December 31, 2017.

5.	INVENTORIES

Inventories, net of reserves, as of March 31, 2018 and December 31, 2017 consist of:

	March 31, 2018	December 31, 2017

Raw materials	$3,128	$3,069
Work in process	671	597
Finished goods	2,025	1,985
Allowance for obsolescence	(381)	(378)

Total inventory — net	$5,443	$5,273

For the three months ended March 31, 2018 and 2017, the Company recorded inventory provisions of $6 and $0, respectively.

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at March 31, 2018 and December 31, 2017 consist of:

	March 31, 2018	December 31, 2017
Lease improvements	$21	$21
Vehicles	69	69
Machinery and equipment	2,354	2,354
Patterns and tooling	788	788
Office furniture and equipment	424	424
Information technology equipment and software	677	677
	4,333	4,333
Less accumulated depreciation	(3,094)	(2,966)
Total property, plant and equipment, net of depreciation	$1,239	$1,367

Depreciation expense was $128 and $118 for the three months ended March 31, 2018 and 2017, respectively.

Amortization expense for the three months ended March 31, 2018 and 2017 was $0 and $9, respectively.

7.	GAIN ON SALE OF ASSETS

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

Any future royalty payments will be considered additional proceeds from sale and will be recorded as gain on sale of assets in the consolidated statements of operations. Gain on sale of assets for the three months ended March 31, 2018 and 2017 was $0 and $225, respectively. Unbilled revenue includes $0 million and $0.5 million, related to this transaction as of March 31, 2018 and December 31, 2017, respectively.

8.	DEBT

Debt at March 31, 2018 and December 31, 2017 consist of:

	March 31, 2018	December 31, 2017

Working capital revolving line of credit	$1,412	$1,500

In December 2017, the Company amended its foreign working capital revolving line of credit with Comerica to extend the maturity date of December 31, 2017 to June 30, 2019. The line of credit was increased from $2.0 million to $2.5 million with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. All other significant terms of the line of credit remained the same. The renegotiated loan agreement with Comerica contains a financial covenant which requires the Company to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At March 31, 2018, we had unencumbered liquid assets having a value of $2.1 million.

At March 31, 2018, there was $1.4 outstanding on the revolving line of credit and $0 outstanding in performance and warranty letters of credit and the Company had exceeded the maximum supported borrowing base by $0.1 million. The excess borrowing will be repaid subsequent to the quarter.

As of March 31, 2018, we were in compliance with the covenants contained in our working capital line of credit.

9.	ACCRUED EXPENSES

Accrued expenses consist of:

	March 31, 2018	December 31, 2017

Accrued warranties	$1,140	$1,420
Accrued rebates, allowances and discounts	18	18
Other accrued expenses	910	1,203

Total accrued expenses	$2,068	$2,641

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended
	March 31, 2018	March 31, 2017

Beginning balance	$1,420	$1,912
Provisions, net of reversals	25	124
Settlements	(305)	(353)

Ending balance	$1,140	$1,683

10.	CAPITAL STRUCTURE

Common Shares-No Par —The Company’s authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of March 31, 2018, there were 23,853,884 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding.

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

A summary of the stock option activity under the 2014 NPS Corp Plan for the three months ended March 31, 2018, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Weighted-Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2017	1,888,240	$1.19	4.4	$—
Granted	—
Canceled	(52,998)	$1.18
Outstanding — March 31, 2018	1,835,242	$1.19	4.0	$—
Exercisable — March 31, 2018	1,380,556	$1.51	3.5	$—
Shares vested and expected to vest March 31, 2018	1,795,700	$1.21	4.0	$—

As of March 31, 2018, 1,027,378 options were available for grant under the 2014 NPS Corp Plan.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

At March 31, 2018, unrecognized stock-based compensation expense related to non-vested stock options is $48 which is expected to be recognized over the weighted-average remaining vesting period of 1.5 years.

There were no restricted share grants issued during the three months ended March 31, 2018 and 2017.

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three months ended March 31, 2018 and 2017. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three months ended March 31, 2018 and 2017:

	Three months ended March 31
	2018	2017
Cost of revenue	$2	$2
Sales and marketing	3	8
Research and development	1	1
General and administrative	4	16
Total stock-based compensation expense	$10	$279

12.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. The Company contributes 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three months ended March 31, 2018 and 2017 were $14 and $13, respectively.

13.	INCOME TAXES

For the three months ended March 31, 2018, the Company recorded income tax expense of $15 which is comprised of $12 current expense and $3 deferred expense. For the three months ended March 31, 2017, the Company recorded income tax expense of $16 which is comprised of $13 current expense and $3 deferred expense.

During 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other changes, the Act significantly changes corporate income tax law by reducing the corporate income tax rate from 35% to 21%, creating a territorial tax system including a one-time transition tax on the untaxed cumulative foreign earnings and profits as of December 31, 2017, adding a new inclusion rule for global intangible low-taxed income (“GILTI”) and deduction for foreign derived intangible income (“FDII”), and allowing for immediate capital expensing of certain qualified property. Under the Act, federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are generally available to fully offset taxable income earned in a tax year. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in future tax years. The tax laws are generally effective for the 2018 tax year. However, the Company recognized certain effects of changes in tax laws in 2017, which was when the new legislation was enacted. Specifically, the Company remeasured the deferred tax assets and liabilities in 2017 based on the rate at which they are expected to reverse in the future.

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

As of December 31, 2017, the Company had $137,277 of federal net operating loss carryforwards that expire beginning in 2028, $81,386 of state net operating loss carryforwards that expire from 2018 through 2028, and $1,462 of research and development tax credits that begin to expire in 2028. The amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code. The Company has completed a Section 382 study, through June 30, 2017, to assess if any ownership changes would have caused limitations to our net operating loss carryforwards. Based on that study, the Company has concluded an ownership change occurred on September 19, 2008 and therefore there is potential for $2,600 of net operating loss to be limited. For the period September 20, 2008 through June 30, 2017, the Company has determined that it is more likely than not that there has not been an ownership change under Section 382. We have not completed an updated Section 382 study for periods after June 30, 2017, and as such are not able to assess whether and ownership change has occurred that could cause limitations to our net operating loss carryforwards.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. The net deferred tax liability as of March 31, 2018 and December 31, 2017 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite period and which are not currently available as a source of taxable income. The net deferred tax liability is classified as long term on the condensed consolidated balance sheets.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of March 31, 2018, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

14.	SEGMENT REPORTING

The chief operating decision maker re-evaluates the Company’s business structure to best align reporting with the Company’s operating strategies. The Company’s operating strategy includes direct product sales and related service as its core focus. Therefore, the Company has concluded that it has one reportable segment.

15.	SUBSEQUENT EVENTS

In April 2018, we restructured operations to maintain manufacturing activity consistent with market traction. In connection with the restructuring, we took steps to reduce our workforce and temporarily suspended full-scale manufacturing activities for its distributed wind business until at least the third quarter of 2018.

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

The Company has entered into several operating lease agreements, primarily for the lease of office and manufacturing facilities, and office equipment, expiring through 2020. Rental expense under these operating lease arrangements for the three months ended March 31, 2018 and 2017 was $67 and $104, respectively. In June 2017, the Company entered into a new lease agreement for its headquarters and production facility in Barre, Vermont. The lease term commenced on August 1, 2017 and expires July 31, 2020, with an option to extend the lease term for a single three-year period. Furthermore, the Company has subleased a portion of its Barre facility. Future minimum lease payments, net of sublease income, under non-cancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31
2018	$205
2019	268
2020	157

Total	$630

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including those described in this discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

We are a provider of advanced renewable power generation and power conversion technology for the distributed energy sector. We design, manufacture and service a suite of proven permanent magnet direct-drive (“PMDD”) wind turbine platforms for the distributed wind market and provide power converters, software controls, and integration and development services for battery energy storage applications. In 2017, we commenced developing sites for energy storage projects to provide end users with turn-key distributed energy solutions. Historically, we licensed our utility-class wind turbine platform, which uses the same PMDD technology as our distributed turbines, to large manufacturers. In October 2016, we completed the transfer of these technology rights, which enabled us to focus our efforts on the distributed energy business. With our predecessor companies dating back to 1974, we have decades of experience in developing proven innovative energy solutions in the power generation and conversion space.

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

Historically, our largest markets for wind turbines have been the Italy and UK. Sales of our turbines in these countries, have been driven and supported by government sponsored feed-in-tariff programs or economic incentives. Unfortunately, the Italian feed-in-tariff for distributed wind that boosted sales in 2017 expired on June 30, 2017 without extension. Uncertainty in the marketplace regarding the status of a new feed-in-tariff and prolonged delays surrounding the drafting, approval, adoption and ultimately the implementation of a new feed-in-tariff regime in Italy for distributed wind, together with uncertainty surrounding the Italian election and government, has halted sales of our distributed wind products in Italy. Accordingly, in April 2018, we restructured operations to maintain manufacturing activity consistent with market traction. In connection with the restructuring, we took steps to reduce our workforce and temporarily suspended full-scale manufacturing activities for its distributed wind business until at least the third quarter of 2018. We anticipate that with the expected implementation of the new feed-in-tariff in the fourth quarter of 2018, Italy, once again, will be a robust market for our distributed wind turbines. While manufacturing is suspended, we will continue to sell and market its products across the globe and all orders will be slotted to be manufactured in the third quarter of 2018.  Similarly, sales in the UK have slowed due to the transmission and/or distribution network congestion, restricted grid connections and political uncertainties, including Brexit and regulatory policies.

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

Regarding the power electronics product line, we have been developing our power converter technology since the early 2000s. Our capabilities in this area resulted from the complex power conversion technology required for wind power generation. We currently sell our MW power converters for a range of applications under the branded name of FlexPhase. Our power electronics products are incorporated into our distributed wind turbines, and also sold independently for use in microgrids and energy storage projects. Our FlexPhase products are modular in nature allowing for a common platform to service multiple applications. As of March 31, 2018, we have deployed over 180 MW of products based on this technology, primarily in connection with our wind turbine designs. Currently, we are actively commercializing sales of our power converters products as part of integrated battery energy storage systems (“BESS”), working with various battery manufactures and systems integrators.

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

For the three months ended March 31, 2018 and 2017, we generated revenues of $1.6 million and $6.2 million, respectively. For the three months ended March 31, 2018 and 2017 we incurred net losses of $1.8 million and $1.2 million, respectively. We have an accumulated deficit of $178.9 million as of March 31, 2018.

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

 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2017 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 000-55184). The consolidated balance sheet as of December 31, 2017 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2018.

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

Results of Operations of the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Overview

Our general activity during the three months ended March 31, 2018 was primarily focused on: expansion of order backlog for FlexPhase power conversion technology used in battery-energy-storage and microgrid applications; developing sites for energy storage projects; expansion of our order backlog of distributed wind turbines in key markets, especially the United States; and managing our supply chain.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues decreased by $4.6 million, or 74%, to $1.6 million for the three months ended March 31, 2018 from $6.2 million for the three months ended March 31, 2017. Our overall backlog decreased to approximately $7 million at March 31, 2018 as compared to approximately $30 million at March 31, 2017. Our backlog of orders generally, but not always, converts to revenue for us within a one-year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

The decrease in revenue was primarily attributed to $5.1 million decrease in distributed-class turbines sales and service revenue of $0.1 million offset by an increase in non-turbine sales of $0.5 million. We recognized revenue on zero units for the three months ended March 31, 2018 as compared to 24 units for the three months ended March 31, 2017.

Our international revenue was $1.0 million and $5.7 million for the three months ended March 31, 2018 and 2017, respectively, representing 61%, and 92% of our revenues for those periods, respectively. A portion of our revenues were denominated in currencies other than our reporting currency, the U.S. dollar, which decreased to 27% of total revenues for the three months ended March 31, 2018 as compared to 91% of total revenues for the same period in 2017. Our revenues may be denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability.

During the three months ended March 31, 2018, we executed 4 new distributed-class turbine sales orders. During the three months ended March 31, 2017, we executed 25 new distributed-class turbine sales orders. Our deferred revenue balance at March 31, 2018 was $3.2 million which is included in the backlog value disclosed above. At March 31, 2017, such balance was $5.3 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively decreased by $4.2 million or 78% in the three months ended March 31, 2018 to $1.2 million as compared to $5.4 million in the three months ended March 31, 2017. The lower cost of sales is primarily the result zero turbines units sold for the three months ended March 31, 2018 as compared to the same period in 2017. Our cost of product revenues was $0.7 million along with $0.5 million of related service costs for the three months ended March 31, 2018 compared to $4.6 million for product sales and $0.8 million for related service costs for the same period in 2017.

Gross Margin (dollars in millions)

Gross margin decreased $0.4 million in the three months ended March 31, 2018 to a profit of $0.4 million as compared to a profit of $0.8 million in the three months ended March 31, 2017.

This change was due to the $4.6 million decrease in revenues combined with the $4.2 million decrease in cost of revenues for the three months ended March 31, 2018, primarily from a decrease in sales volume.

Operating Expenses

Sales and Marketing

Sales and marketing expenses remained consistent with the prior year at $0.6 million. Compensation and benefits expenses were up $0.1 million which was offset by other sales and marketing expenses.

Research and Development Expenses

Research and development expenses decreased by $0.3 million or 50% to $0.3 million from $0.6 million for the three months ended March 31, 2018 as compared to the same period in 2017. The reduction in research and development expense is primarily the result of certain research credits of $0.2 million and a reduction in other research and development cost of $0.1 million during the three months ending March 31, 2018.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million or 9% to $1.0 million for the three months ended March 31, 2018 from $1.1 million for the same period in 2017. This decrease is principally due to $0.2 million reduction in compensation and benefits expense offset by $0.1 increase in other general and administrative expenses.

Gain on Sale of Assets

Gain on sale of assets was $0 million for the three months ended March 31, 2018 as compared to $0.2 for the same period in 2017. This decrease reflects the reduction of units shipped by WEG related to the sales of certain utility wind assets in the fourth quarter of 2016.

Loss from Operations

Our loss from operations increased by $0.2 million to $1.6 million for the three months ended March 31, 2018 compared to $1.4 million for the same period in 2017. The decrease in loss from operations is due to a decrease in gross profit of $0.4 million, which was partially offset by a reduction in operating expenses of $0.2 million.

Other (Expense)/Income and Income Tax Expense

Other expense increased $0.5 million to $0.2 million for the three months ended March 31, 2018 compared to other income of $0.3 for the same period in 2017. The expense increase is attributable to a change in foreign currency gains/(losses) of $0.4 million and a reduction in miscellaneous income of $0.1 million.

Income tax expense was $0 for the three months ended March 31, 2018 and 2017.

Net Loss

Net loss increased by $0.6 million to $1.8 million for the three months ending March 31, 2018 compared to $1.2 million for the same period in 2017.

Liquidity

As of March 31, 2018, we had cash and cash equivalents of $2.1 million of which $0.8 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $6.6 million of which $0.4 million was held by a foreign subsidiary for the same period in 2017.

Historically, we have experienced recurring operating losses and had an accumulated deficit of $178.9 million as of March 31, 2018. In addition, we have experienced recurring negative operating cash flows, which have resulted in a decrease in our cash balance. If we continue to incur significant operating losses and fail to generate significant revenues, we will not have the money to pay our ongoing expenses and we may be required to restructure our business or go out of business. These factors raise substantial doubt regarding our ability to continue as a going concern. The Company evaluated these conditions as well as actions taken to improve profitability. These actions included cost reductions by reducing headcount and restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, we are expanding our service offerings to include full turnkey wind turbine installations and have increased sales staff to expand into additional markets, especially the U.S. We have also increased our line of credit from $2.0 million to $2.5 million and extended the maturity date from December 31, 2017 to June 30, 2019. Historically, our revenue has been driven by international sales. The Italian authorities have drafted a new law that is currently under review. The new law provides for a feed-in-tariff from the date of publication until December 31, 2020. The lack of clarity with respect to the feed-in-tariff and the delay in the approval of a 2018-2020 feed-in-tariff has stalled commercial activity, orders, order closure and contract execution and may impact 2018 revenue. Although it is expected that the 2018-2020 feed-in-tariff will become effective by the fourth quarter of 2018, there is no guarantee it will be approved and implemented in a timely manner or at favorable rates. We continue to monitor the actions we have taken throughout the year to improve profitability and will reduce headcount, including the use of temporary furloughs, or manufacturing activity as needed to maintain the Company’s long-term financial position. Despite our efforts, we cannot predict, with certainty that the outcome of our plans and actions will be successful to meet our liquidity needs for the next twelve months from the issuance of the financial statements and as such, raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty.

Historically, a substantial amount of our business was in non-U.S. dollar denominated sales transactions, typically the euro. To partially mitigate this risk, we have increased the sourcing of materials in Euro denominated currency, however there can be no assurance that we can execute these strategies to effectively control the economic exposure of currency movements. In 2018, we expect the majority of our business to be denominated in U.S. dollars.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, share-based compensation, and changes in working capital and other activities. In addition to the decrease in net loss, cash used in operations increased as described below as a result of working capital needs.

For the three months ended March 31, 2018, net cash used in operating activities increased by $1.2 million to $2.2 million from $1.0 million for the three months ended March 31, 2017. Cash used in operating activities for 2018 is primarily due to the net loss of $1.8 million and the effect of changes in operating assets and liabilities resulting in a cash outflow of $0.5 million. Included in these changes were a decrease of $0.6 million in accrued expenses, a decrease of $0.5 million in accounts payable, a decrease of $0.2 million in customer deposits and an increase in inventory of $0.2 million partially offset by a $0.7 million decrease in accounts receivable and an increase in deferred revenue of $0.3 million. These changes in cash from operations were funded in part by the $1.4 million draw on the line of credit noted below.

Investing Activities

Net cash provided by investing activities was $0.5 million for the three months ended March 31, 2018 as compared to $1.9 million provided by investing activities for the same period in 2017. In the three months ended March 31, 2018 and 2017, we received proceeds related to the sales of certain utility wind assets of $0.5 million and $2.1 million, respectively. In addition, 2017 also includes $0.1 million of property and equipment additions.

Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities was $0.1 million compared to net cash provided by of $0.3 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, we repaid $0.1 million on our revolving line of credit. We had borrowed $1.9 million and repaid $1.6 million on our working capital revolving line of credit for the period ended March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at March 31, 2018.

Contractual Obligations

As described below, we have no long-term debt obligations as of March 31, 2018 and December 31, 2017. We have $1.4 million outstanding on our working capital revolving line of credit and $0 outstanding on our performance letter of credit and warranty guarantee, as of March 31, 2018, which is described below in the Comerica Credit Facility section. In addition, we have leased our headquarters and production facility which expires in July of 2020.

Comerica Credit Facility

In December 2017, the Company amended its foreign working capital revolving line of credit with Comerica to extend the maturity date of December 31, 2017 to June 30, 2019. The line of credit maximum availability was increased from $2,000 to $2,500, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. This line is guaranteed by the U.S. Export-Import Bank, as well as by the assets of the Company. As of March 31, 2018, we had $1.4 million outstanding on the working capital revolving line of credit. At March 31, 2018, we had exceeded the maximum supported borrowing base by $0.1 million. The excess borrowing will be repaid subsequent to the quarter end and is not a non-compliance event. To facilitate certain financing arrangements that our Italian customers have with third parties, we have agreed to provide performance and warranty letters of credit to such customers. The performance letters of credit are payable if we fail to meet contractual terms such as delivery schedules. Such letters of credit decreased the borrowing base by 25% of the face value. The warranty letter of credit guarantees uptime and power curve performance over a one-year period starting at commissioning date. Such letters of credit decreased the borrowing base by 100% less the amount of cash collateral held by the bank to secure warranty letters of credit. At March 31, 2018, we had $0 of such performance and warranty guarantees outstanding.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At March 31, 2018, we had unencumbered liquid assets having a value of $2.1 million.

As of March 31, 2018, we were in compliance with the covenants contained in our working capital line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Company as defined by 229.10(f)(1)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Operating Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As more fully set forth in Part II Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 because we identified four material weaknesses. Specifically, we had (a) inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales that remained in logistics warehouses while certain logistics events were completed, (b) inadequate and ineffective controls for reviewing and analyzing complex or non-routine transactions, (c) ineffective controls for identifying and accounting for Performance Guarantee Program (PGP) revenue, and (d) inadequate and ineffective controls over the implementation and transition related to the adoption of ASU 2014-09. The Company continues to make enhancements to existing internal controls, to improve the quality and timing of the accounting close process and is in the process of assessing the resource needs of the department and engaging the appropriate accounting and financial expertise. Further work, however, is required to develop appropriate operational and procedural controls and in our review process to provide reasonable assurance that our financial controls over financial reporting are designed in the most effective and efficient manner possible. Therefore, while we believe these changes reduce the risk of financial statement misstatement, there continues to be additional work required for us to conclude that reasonable assurance has been obtained that certain controls are operating effectively and in a timely manner. We expect to continue to undertake these actions as appropriate throughout 2018.

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

Management is committed to continuous improvement of our internal control processes and will continue to diligently review our reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies to modify, or in appropriate circumstances not to complete, certain of the remediation measures. We expect our remediation efforts will continue throughout 2018.

Based on the evaluation of our financial reporting controls, our Principal Executive Officer and Principal Financial Officer concluded that, our financial reporting controls were not effective as of March 31, 2018. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and account for revenue recognition under the new accounting standard. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

In addition to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-55184) filed with the SEC on April 2, 2018, the Company discloses that common stock is traded on the Toronto Stock Exchange (“TSX”) and the Company must satisfy certain listing requirements for continued listing on the TSX, including the requirement that the market value of “publicly held” shares of the Company are at least $3.0 million.  Since mid-April 2018, the Company’s market capitalization has been under $3.0 million. If this continues for 30 consecutive business days, the TSX will notify the Company that the Company does not currently meet the TSX’s requirement for continued listing requirements. The TSX provides companies with 120 calendar days to regain compliance with this continued rule. If our stock is delisted from the TSX, some investors may find our common shares less attractive, the trading market for our common shares may be limited and our share price may be more volatile and further depressed. If TSX notifies the Company of non-compliance with respect to the market capitalization listing requirement or any other listing requirement, there can be no assurance that the Company will be able to regain compliance or that the Company will be able to maintain its TSX listing.

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

Northern Power Systems Corp.
(Registrant)

Date: May 15, 2018	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
President and Chief Operating Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Eric Larson
Eric Larson
Vice President and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Principal Executive Officer— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer and Principal Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Principal Executive Officer— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Principal Financial Officer— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	XBRL Instance Document.					**

101.SCH	XBRL Taxonomy Extension Schema Document.					**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					**

101.DEF	XBRL Definition Linkbase Document.					**

101.LAB	XBRL Taxonomy Label Linkbase Document.					**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					**

*	Furnished herewith
**	Submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017 and (ii)  Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017 (unaudited), (iii)  Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 (unaudited), (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

