Form 10-Q
period 2018-06-30
Northern Power Systems Corp.
filed 2018-08-16
CIK 1605997

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, no par value per share	23,853,884
Class	Outstanding at August 13, 2018

Table of Contents

Northern Power Systems Corp.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(In thousands, except share amounts)

(unaudited)

ASSETS	June 30, 2018	December 31, 2017

CURRENT ASSETS:
Cash and cash equivalents	$670	$3,873
Accounts receivable — net of allowance for doubtful accounts $17 at June 30, 2018 and $0 at December 31, 2017	833	1,537
Unbilled revenue	290	1,284
Inventories — net (Note 5)	4,857	5,273
Deferred costs	-	152
Prepaid expenses and other current assets	690	739

Total current assets	7,340	12,858
Property, plant and equipment — net (Note 6)	1,117	1,367
Goodwill	361	361
Other assets	109	54

Total Assets	$8,927	$14,640

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(In thousands, except share amounts)

(unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	June 30, 2018	December 31, 2017

CURRENT LIABILITIES:
Working capital revolving line of credit (Note 8)	$1,007	$1,500
Accounts payable	5,318	6,815
Accrued expenses (Note 9)	1,905	2,641
Accrued compensation	751	931
Deferred revenue	1,869	1,739
Customer deposits	1,801	1,804
Other current liabilities	235	126
Total current liabilities	12,886	15,556
Deferred revenue, less current portion	967	1,337
Deferred income taxes (Note 13)	48	42

Total Liabilities	13,901	16,935

Commitments and Contingencies (Note 16)

SHAREHOLDERS’ DEFICIENCY:

Voting common shares, no par value — Unlimited shares authorized; 23,853,884 shares issued and outstanding as of June 30, 2018 and December31, 2017	165,680	165,680
Additional paid-in capital	9,298	9,278
Accumulated other comprehensive income (loss)	(20)	(4)
Accumulated deficit	(179,932)	(177,249)
Total Shareholders’ Deficiency	(4,974)	(2,295)
Total Liabilities and Shareholders’ Deficiency	$8,927	$14,640

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands, except share and per share amounts)

(unaudited)

	For the three months ended		For the six months ended
	June 30,2018	June 30,2017	June 30,2018	June 30,2017
REVENUES:
Product	$1,307	$16,014	$1,978	$21,209
Service	891	1,750	1,780	2,758

Total revenues	2,198	17,764	3,758	23,967

Cost of product revenues	1,255	13,120	1,957	17,798
Cost of service revenues	576	1,040	1,070	1,810
Gross margin	367	3,604	731	4,359

OPERATING EXPENSES:
Sales and marketing	490	686	1,121	1,322
Research and development	284	506	627	1,134
General and administrative	748	1,254	1,701	2,387
Gain on sale of assets	-	(150)	-	(375)

Total operating expenses	1,522	2,296	3,449	4,468

(Loss) income from operations	(1,155)	1,308	(2,718)	(109)
Interest expense	(29)	(13)	(56)	(26)
Other (expense) income	193	(404)	(12)	(148)

(Loss) income before provision for income taxes	(991)	891	(2,786)	(283)
Provision for income taxes	20	18	35	34

NET (LOSS) INCOME	(1,011)	873	(2,821)	(317)

Other comprehensive (loss) income
Change in cumulative translation adjustment	(30)	40	(16)	51

COMPREHENSIVE (LOSS) INCOME	$(1,041)	$913	$(2,837)	$(266)

Net (loss) income applicable to common shareholders (Note3)	$(1,011)	$873	$(2,821)	$(317)

Net (loss) income per common share
Basic and diluted	$(0.04)	$0.04	$(0.12)	$(0.01)

Weighted average shares used in calculating:
Basic earnings per share	$23,853,884	$23,661,884	23,853,884	23,637,752
Diluted earnings per share	$23,853,884	$23,675,321	23,853,884	23,637,752

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(In thousands except share amounts)

(unaudited)

	Voting Common Shares-No Par
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholder's Deficiency

BALANCE — December 31, 2017	23,853,884	$165,680	$9,278	$(4)	$(177,249)	$(2,295)

Stock based compensation expense	—	—	20	—	—	20
						—
Cumulative translation adjustment	—	—	—	(16)	—	(16)
						—
Cumulative effect of new accounting principle	—	—	—	—	138	138
						—
Net loss	—	—	—	—	(2,821)	(2,821)

BALANCE — June 30, 2018	$23,853,884	$165,680	$9,298	$(20)	$(179,932)	$(4,974)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(All amounts in thousands)

(unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES:
Net loss	$(2,821)	$(317)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for inventory obsolescence	8	3
Provision for doubtful accounts	17	-
Stock-based compensation expense	20	77
Depreciation and amortization	250	255
Gain on sale of asset	-	(375)
Deferred income taxes	7	7
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	1,224	(3,361)
Other current and noncurrent assets	(7)	336
Inventories	409	768
Deferred costs	152	175
Accounts payable	(1,498)	3,140
Accrued expenses	(922)	(26)
Customer deposits	(3)	(2,166)
Deferred revenue and other short term liabilities	(5)	(123)

Net cash used in operating activities	(3,169)	(1,607)

INVESTING ACTIVITIES:
Proceeds from sale of assets	475	2,550
Purchases of property and equipment	-	(250)

Net cash provided by investing activities	475	2,300

FINANCING ACTIVITIES:
Proceeds (payments) on revolving line of credit, net of borrowings	(493)	290

Net cash (used in) provided by financing activities	(493)	290

Effect of exchange rate change on cash	(16)	51

Change in cash and cash equivalents	(3,203)	1,034
Cash and cash equivalent — Beginning of Period	3,873	5,423
Cash and cash equivalent — End of Period	$670	$6,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$29	$4
Cash paid for income taxes	$1	$21

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NORTHERN POWER SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The Company is headquartered and our principal manufacturing is in Barre, Vermont, and certain finance and business development teams are located in Massachusetts, with additional sales members located in Zurich, Switzerland, and sales and service members in Bari, Italy, and warehousing and manufacturing in Bisaccia, Italy, and Cornwall, U.K. The Company previously operated under the name Wind Power Holding, Inc. and was originally incorporated in Delaware on August 12, 2008. Our common shares are listed on the Toronto Stock Exchange under the symbol “NPS”.

On May 31, 2018, the Company announced that it had received a notice from the Toronto Stock Exchange that it had initiated a review of the Company’s eligibility for continued listing on the exchange. The Toronto Stock Exchange identified several deficiencies regarding the Company’s compliance with the Toronto Stock Exchange continued listing requirements, including the fact that (i) the trading activity of the Company’s securities has been so reduced as it does not warrant continued listing, (ii) the market value of the Company’s listed securities has been less than $3.0 million for the 30 previous consecutive trading days, (iii) market value of the Company’s publicly held listed securities has been less than $2.0 million for the 30 previous consecutive trading days and (iv) in the opinion of the Toronto Stock Exchange as well as management’s assessment, it is questionable as to whether the Company will be able to continue as a going concern. The Company is presently evaluating possible courses of action to regain compliance with the Toronto Stock Exchange continued listing requirements. The Continued Listing Committee of Toronto Stock Exchange (“the Listing Committee”) is scheduled to meet on September 13, 2018 to consider whether or not to suspend trading in and delist the securities of the Company. The Company is entitled to make submissions to the Listing Committee to address deficiencies on or before September 7, 2018. If the Company cannot demonstrate that it meets all of the Toronto Stock Exchange continued listing requirements by September 21, 2018, the Company’s securities will be delisted 30 days from such date.

Liquidity — The Company has historically incurred operating losses since its inception and had an accumulated deficit of $179.9 million, a working capital deficit of $5.5 million at June 30, 2018 and used cash in operations of $3.2 million during the six months ended June 30, 2018. Management anticipates incurring additional losses until the Company can produce sufficient revenue to cover its operating costs, if ever. Since inception, the Company has funded its net capital requirements with proceeds from private equity and public and debt offerings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company evaluated these conditions as well as actions taken in previous and current years to improve profitability. These actions included cost reductions by reducing headcount and doing temporary furloughs, as well as restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing sales of our power converters, and full-scope energy storage solutions.

In the fourth quarter of 2017, the Company increased its line of credit from $2.0 million to $2.5 million and extended the maturity date from December 31, 2017 to June 30, 2019. During the second quarter of 2018 the Company became in breach of certain bank covenants. In working with its bank, the Company’s ability to borrow against its line of credit up to the maximum supported by its borrowing-base was continued until, on August 2, 2018, the Company executed a forbearance agreement with its bank. Such agreement allows the Company to borrow up to a maximum of $0.9 million through November 30, 2018. The Company will be working during this time to execute a revised line of credit with its bank. On August 2, 2018, the Company completed a convertible note transaction raising an additional $1.88 million. Subsequently on August 7, 2018, an additional $0.12 million worth of convertible notes were closed, bringing the total amount raised to $2.0 million. An additional $0.75 million may also be raised under this transaction within the month of August 2018.

Historically, our revenue has been driven by international sales. The Italian authorities have drafted a new law that is currently under review. The new law provides for a feed-in-tariff from the date of publication until December 31, 2020. The lack of clarity with respect to the feed-in-tariff and the delay in the approval of a 2018-2020 feed-in-tariff has stalled commercial activity, orders, order closure and contract execution and is impacting 2018 revenue. Although it is currently expected that the 2018-2020 feed-in-tariff will become effective by the fourth quarter of 2018, there is no guarantee it will be approved and implemented in a timely manner or at favorable rates. We have and will reduce headcount, including the use of temporary furloughs, or manufacturing activity as needed to maintain the Company’s long-term financial position. Despite our efforts, we cannot predict with certainty that the outcome of our plans and actions, nor our ability to renew the Company’s line of credit will be successful to meet our liquidity needs for the next twelve months from the issuance of the financial statements and as such, these issues raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recovery and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2017 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-55184). The consolidated balance sheet as of December 31, 2017 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2018. As of January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The impact of implementing this standard was a decrease in deferred revenue of approximately $0.1 and a corresponding reduction of accumulated deficit as of January 1, 2018. See Note 2 for further information.

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

In June 2018, the FASB issued ASU 2018-07 – Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The adoption of this ASU is not expected to have a material impact on our financial statements.

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

The impact of adopting Topic 606 versus ASC 605 for the three months ended was $0 million and six months ended June 30, 2018 was a $0.6 million increase to product revenue with an offsetting decrease to customer deposit, and a $0.1 decrease to service revenue with an offsetting reduction in accumulated deficit which was captured in the transition adjustment as of January 1, 2018.

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

Timing of revenue recognition -

Revenues from product sales are recognized at a point in time when control is transferred which is generally at the time of shipment. Revenues from commissioning and installations services are recognized when the services have been completed. Revenues from other services including extended warranty, operations and maintenance (O&M), and Performance Guaranty Program (PGP) are recognized over time as work is performed and performance obligations are satisfied. The Company uses a time based measure of progress because it transfers the benefit of services over time as it performs the services and recognizes revenue ratably over the time period.

For certain international turbine sales, the Company provides logistics services (including shipment and warehousing), and assistance with customer clearance if requested. In these instances, the Company recognizes revenue for the turbine product once it has cleared customs and has been shipped from logistics warehouses. Revenue from installation and commissioning is recognized at a point in time when the services are performed. In certain infrequent cases, the Company will recognize revenue when control is transferred and the Company retains possession of the product if all of the criteria for a bill and hold arrangement have been met which include (1) there is a substantive reason for the arrangement, (2) the product is identified as separately belonging to the customer and is ready for physical transfer to the customer, and (3) the Company does not have the ability to use or transfer the product to another customer. For the three and six months ended June 30, 2018, revenue resulting from bill and hold transactions amounted to $0.0 million and $0.6 million, respectively. There were no bill and hold transactions recorded under ASC 605 for the three and six months ended June 30, 2017.

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

Contract balances –

The timing of revenue recognition, billings and cash collections, and the satisfaction of performance obligations results in billed accounts receivable, and unbilled receivables, and contract assets that consist of deferred cost of goods sold. Customer advances and deposits, extended warranties and deferred revenue represent contract liabilities on the consolidated balance sheets. Typically, the final 10%-30% of the turbine value for billing is due subsequent to the shipping/delivery of a turbine to the customer. Our current policy states that, to the extent that the value ascribed to the product value at shipment (delivery) is greater than the value billed to date the difference is recognized as unbilled receivables. Amounts received from customers in advance of shipment are recorded as customer deposits. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Customer deposits are applied when revenue is recognized.

At June 30, 2018, the Company had $1.5 million of revenue to be recognized from performance obligations extending over more than one year for extended warranty. The Company expects to recognize these revenues as follows - $0.6 in 2018, $0.6 million in 2019, and $0.3 million in 2020. Revenue to be recognized for performance obligations extending through 2021 and 2022 are immaterial. We have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. These performance obligations consist of commissioning and installation services that typically occur shortly after the equipment is delivered.

The Company recognized $1.8 million of revenue that was included in the beginning balance of contract liabilities for the six-month period ended June 30, 2018. Contract assets decreased by $0.2 during the six months ended June 30, 2018 resulting from the recognition of certain deferred costs for a unit recognized as revenue within the period. Contract liabilities consisting of customer deposits increased by $0.7 resulting from new customer deposits collected and decreased by $1.0 for customer deposits that settled during the six-month period ended June 30, 2018.

Practical Expedients and Exemptions –

Sales commissions associated with product sales are expensed when incurred because the Company determined that any portion of the commissions that exceeded a one-year amortization period is immaterial. These costs are recorded within sales and marketing expenses.

Disaggregation of Revenue –

For the three months ended June 30, 2018, substantially all of the Company’s revenue was related to distributed wind. For the six months ended June 30, 2018, the Company’s product revenue consisted of $1.4 million for distributed wind products and $0.6 million for sales of energy storage systems and substantially all of the Company’s service revenue was related to distributed wind.

The following table disaggregates revenue by geographic region based on shipments and/or services to customers:

	Three Months ended June 30, 2018
	Product	Service	Total

Italy	-	0.4	0.4
United Kingdom	-	0.1	0.1
United States	1.3	0.4	1.7
Total	$1.3	$0.9	$2.2

	Six Months ended June 30, 2018
	Product	Service	Total

Brazil	$0.6	-	$0.6
Italy	0.1	0.8	0.9
United States	1.4	0.9	2.3
Total	$2.1	$1.7	$3.8

During the three months ended June 30, 2018, the Company had revenue recognized at a point in time of $1.4 million and over time of $0.8 million. During the six months ended June 30, 2018, the Company had revenue recognized over time of $2.2 million and at a point in time of $1.6 million.

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

Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit. The carrying amounts of cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable and the working capital revolving line of credit, as of June 30, 2018 and December 31, 2017, approximate fair value due to their short-term nature. The Company defines cash equivalents as highly liquid instruments with maturities of three months or less that are regarded as high quality, low risk investments. Cash equivalents when held consist of principally FDIC insured certificates of deposits.

Nonrecurring Fair Value Measurements — The Company holds certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2018 or December 31, 2017.

5.	INVENTORIES

Inventories, net of reserves, as of June 30, 2018 and December 31, 2017 consist of:

	June 30, 2018	December 31, 2017

Raw materials	$2,715	$3,069
Work in process	860	597
Finished goods	1,658	1,985
Allowance for obsolescence	(376)	(378)

Total inventory — net	$4,857	$5,273

For the three months ended June 30, 2018 and 2017, the Company recorded inventory provisions of $2 and $3, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded inventory provisions of $8 and $3, respectively.

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net of depreciation, at June 30, 2018 and December 31, 2017 consist of:

	June 30, 2018	December 31, 2017

Lease improvements	$21	$21
Vehicles	69	69
Machinery and equipment	2,354	2,354
Patterns and tooling	788	788
Office furniture and equipment	424	424
Information technology equipment and software	677	677
	$4,333	$4,333

Less accumulated depreciation	(3,216)	(2,966)

Total property, plant and equipment, net of depreciation	$1,117	$1,367

Depreciation expense was $123 and $250 for the three and six months ended June 30, 2018, respectively. Depreciation expense was $128 and $246 for the three and six months ended June 30, 2017, respectively.

Amortization expense for the six months ended June 30, 2018 and 2017 was $0 and $9, respectively.

7.	GAIN ON SALE OF ASSETS

On October 26, 2016, the Company entered into a definitive agreement for WEG Electric Corp. and WEG Equipamentos Eletricos S.A. (collectively, “WEG”) to acquire some of the Company’s utility wind assets. Under the agreement, the proven utility scale direct drive technology developed are solely owned by WEG and its affiliates. All assets and liabilities, including the related patent portfolio for utility wind greater than 1.5 MW were acquired by WEG. In addition, WEG assumed all liabilities related to a maintenance agreement the Company had entered into upon the sale of two prototype turbines to a customer. WEG will continue to compensate the Company under the existing arrangement paying royalties for sales in South America resulting in future payments of potentially up to approximately $10.0 million, of which $3.0 million are fixed payments, which have been historically collected. Additionally, WEG will potentially pay the Company up to $17.5 million in royalty payments over the next decade for turbines shipped anywhere outside of South America.

Any future royalty payments will be considered additional proceeds from sale and will be recorded as gain on sale of assets in the consolidated statements of operations. Gain on sale of assets for the three months ended June 30, 2018 and 2017 was $0 and $150, respectively. Gain on sale of assets for the six months ended June 30, 2018 and 2017 was $0 and $0.4 million, respectively. Unbilled revenue includes $0 million and $0.5 million, related to this transaction as of June 30, 2018 and December 31, 2017, respectively.

8.	DEBT

Debt at June 30, 2018 and December 31, 2017 consist of:

	June 30, 2018	December 31, 2017

Working capital revolving line of credit	$1,007	$1,500

In December 2017, the Company amended its foreign working capital revolving line of credit with Comerica to extend the maturity date of December 31, 2017 to June 30, 2019. The line of credit was increased from $2.0 million to $2.5 million with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. All other significant terms of the line of credit remained the same. The renegotiated loan agreement with Comerica contains a financial covenant which requires the Company to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. As of June 30, 2018, the Company is non-compliant with the $1.0 million threshold. In addition, the Company was not compliant with a requirement to have not more than $0.5 million at banks other than Comerica. At June 30, 2018, we had unencumbered liquid assets having a value of $0.3 million. On May 29, 2018, Comerica informed the Company that the Company was no longer in compliance with two covenants (collectively, the “Covenants”) under that certain Amended and Restated Loan and Security Agreement by and between the Company and Comerica dated December 31, 2013 and as amended (the “Loan”). In connection with the above referenced financing, the Company and Comerica Bank entered into a Forbearance Agreement and Comerica agreed to among other things, to forbear existing defaults and non-compliance under the Loan through the end of November 2018. Under such agreement we may borrow up to $0.9 million through November 30, 2018.

At June 30, 2018, there was $1.0 million outstanding on the revolving line of credit and $0 outstanding in performance and warranty letters of credit. The Company had no further capability to borrow under its line of credit based upon its limitations in available collateral.

9.	ACCRUED EXPENSES

Accrued expenses consist of:

	June 30, 2018	December 31, 2017

Accrued warranties	$894	$1,420
Accrued rebates, allowances and discounts	18	18
Other accrued expenses	993	1,203

Total accrued expenses	$1,905	$2,641

Changes in the Company’s product warranty accrual consisted of the following:

	Three months ended		Six months ended
	June 30,2018	June 30,2017	June 30,2018	June 30,2017
Beginning balance	$1,140	$1,683	$1,420	$1,912
Provisions, net of reversals	24	592	49	784
Settlements	(270)	(463)	(575)	(884)

Ending balance	$894	$1,812	$894	$1,812

10.	CAPITAL STRUCTURE

Common Shares-No Par —The Company’s authorized capital consists of an unlimited number of voting common shares and an unlimited number of class B restricted voting shares. As of June 30, 2018, there were 23,853,884 voting common shares issued and outstanding and no class B restricted voting shares issued and outstanding.

11.	STOCK BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Northern Power Systems Corp. 2014 Stock Option and Incentive Plan (“2014 NPS Corp Plan”)—The Company has adopted the 2014 NPS Corp Plan, which reserved 4,000,000 shares of the Company’s voting common shares for both future exercise of outstanding stock options and shares available for future outstanding grants. Effective June 27, 2018 the company increased it available reserved shares for both the future exercise of outstanding options and shares by 2,000,000 shares to 6,000,000 shares. The Company is accounting for grants under the 2014 NPS Corp Plan as equity awards.

A summary of the stock option activity under the 2014 NPS Corp Plan for the six months ended June 30, 2018, is as follows:

	Shares	Weighted-Average Exercise Price	Average Remaining Weighted-Average Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding — December31, 2017	1,888,240	$1.19	4.4	$—
Granted	—
Canceled	(129,909)	$0.80

Outstanding — June 30, 2018	1,758,331	$1.21	3.9	$—

Exercisable — June 30, 2018	1,417,733	$1.46	3.5	$—

Shares vested and expected to vest June 30, 2018	1,727,677	$1.43	3.8	$—

As of June 30, 2018, 3,104,289 options were available for grant under the 2014 NPS Corp Plan.

The aggregate intrinsic value in the table above represents the difference between the fair value of common shares and the exercise price of outstanding, in-the-money, stock options.

At June 30, 2018, unrecognized stock-based compensation expense related to non-vested stock options is $37 which is expected to be recognized over the weighted-average remaining vesting period of 1.4 years.

There were no restricted share grants issued during the six months ended June 30, 2018.

In May 2017, the Company granted 240,000 restricted common shares, with a fair value per share of $0.16 to its non-employee directors under the 2014 NPS Corp Plan as part of each such director’s annual retainer for service on the Company’s Board of Directors. These restricted common share grants vested 25% on the grant date and 25% on June 30, 2017, and vested 25% on September 30, 2017 and December 31, 2017.

The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period. The forfeiture rate was 10% for the three and six months ended June 30, 2018 and 2017. Stock-based compensation expense, a non-cash expense, is included in each respective expense category as follows, for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

Cost of revenue	$1	$3	$3	$5
Sales and marketing	3	8	6	16
Research and development	1	1	2	2
General and administrative	5	38	9	54

Total stock-based compensation expense	$10	$50	$20	$77

12.	401(k) PLAN

The Company has a defined contribution plan covering substantially all of its employees, subject to certain eligibility requirements. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, as defined. The Company contributes 25% of the amount contributed by a participating employee, up to a maximum of 6% of the participant’s pre-tax compensation. Company matching contributions for the three months ended June 30, 2018 and 2017 were $10 and $11, respectively. Company matching contributions for the six months ended June 30, 2018 and 2017 were $24, and $24, respectively

13.	INCOME TAXES

For the three and six months ended June 30, 2018, the Company recorded income tax expense of $20 and $35, respectively, which is comprised of $16 current expense and $4 deferred expense for the three months ended June 30, 2018 and is comprised of $28 current expense and $7 deferred expense for the six months ended June 30, 2018.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. The net deferred tax liability as of June 30, 2018 and December 31, 2017 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite period and which are not currently available as a source of taxable income. The net deferred tax liability is classified as long term on the condensed consolidated balance sheets.

The Company recognizes in its consolidated financial statements only those tax positions that are “more likely than not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As of June 30, 2018, there are no uncertain tax positions. In addition, there are no amounts required to be included in the financial statements for interest or penalties on uncertain tax positions.

14.	SEGMENT REPORTING

The chief operating decision maker re-evaluates the Company’s business structure to best align reporting with the Company’s operating strategies. The Company’s operating strategy includes direct product sales and related service as its core focus. Therefore, the Company has concluded that it has one reportable segment.

15.	SUBSEQUENT EVENTS

The Company completed the initial closing of a private placement financing effected under the financial hardship exemption available to companies listed on the Toronto Stock Exchange under certain circumstances (the “Financing”). At the initial closing, the Company issued Convertible Subordinated Promissory Notes (the “Notes”) to certain new investors as well as certain existing investors, in the aggregate amount of C$2,446,642 or US$1,880,000.

Under the Financing, (i) the new investors agreed to invest up to an aggregate of C$650,703 or US$500,000 which amount was conditioned upon the existing investors investing an aggregate of C$1,952,108 or US$1,500,000 and (ii) the Company may raise up to an aggregate of US$2,750,000. As of the date hereof, the existing investors have invested an aggregate of C$1,952,108 or US$1,500,000 and the new investors have invested C$494,535 or US$380,000. Subsequently on August 7, 2018, a further $0.12 million worth of convertible notes were closed, bringing the total amount raised to $2.0 million. The remaining US$750,000 contemplated to be raised under the Financing is expected to close, if at all, by August 31, 2018.

The investors may convert the Notes at any time into shares of the Company’s common shares (“Shares”). Interest under the Notes accrues but shall not be due and payable until the maturity date. Under the Notes the outstanding principal balance and accrued interest under each Note shall be convertible, in whole or in part, at the option of the holder at any time prior to the maturity date, into shares of common stock at a per share price of C$.0675 or US$.051 (the “Conversion Price”). The Conversion Price of C$.0675 per Share or US$.051 is approximately a 32.5% discount to the market price of C$.10 per Share or US$.076 per Share based on the volume weighted average trading price of the Company’s common shares on the TSX for the five trading days immediately prior to, and including, July 10, 2018.

In connection with the above referenced financing, the Company and Comerica Bank entered into a Forbearance Agreement and Comerica agreed to among other things, to forbear existing defaults and non-compliance under the Loan through the end of November 2018.

On August 7, 2018 the Company announced that Ciel R. Caldwell, the Company’s President and Chief Operating Officer and current interim Chief Financial Officer, was resigning as President and Chief Operating Officer of Northern Power System Corp. She re-assumed the responsibilities Chief Financial Officer effective as such date. The Company has experienced significant loss of key financial personnel within the second quarter of 2018, as well as subsequent to June 30, 2018. Commensurate to her resignation from the position of President and Chief Operating Officer she also resigned from the Board of Directors of the Company as well as its Executive Committee of the Board of Directors. On August 7, 2018, the Board of Directors of the Company appointed William St. Lawrence and Reinout G. Oussoren as Interim Co-Chief Executive Officers of the Company.

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

The Company has entered into several operating lease agreements, primarily for the lease of office and manufacturing facilities, and office equipment, expiring through 2020. Rental expense under these operating lease arrangements for the three and six months ended June 30, 2018 was $68 and $135, respectively. Rental expense under these operating lease arrangements for the three and six months ended June 30, 2017 was $125 and $229, respectively. In June 2017, the Company entered into a new lease agreement for its headquarters and production facility in Barre, Vermont. The lease term commenced on August 1, 2017 and expires July 31, 2020, with an option to extend the lease term for a single three-year period. Furthermore, the Company has subleased a portion of its Barre facility. Future minimum lease payments, net of sublease income, under non-cancelable lease agreements (with initial or remaining lease terms in excess of one year) are as follows:

Years Ending December 31

2018	$137
2019	268
2020	157

Total	$562

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

For the three months ended June 30, 2018 and 2017, we generated revenues of $2.2 million and $17.8 million, respectively. For the three months ended June 30, 2018 and 2017, we incurred net loss of $1.0 million and earned a net income of $0.9 million, respectively. We have an accumulated deficit of $179.9 million as of June 30, 2018.

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

On May 31, 2018 we announced that it had received a notice from the Toronto Stock Exchange that it had initiated a review of our eligibility for continued listing on the exchange. The Toronto Stock Exchange identified several deficiencies regarding our compliance with the Toronto Stock Exchange continued listing requirements, including the fact that (i) the trading activity of our securities has been so reduced as it does not warrant continued listing, (ii) the market value of our listed securities has been less than $3.0 million for the 30 previous consecutive trading days, (iii) market value of our publicly held listed securities has been less than $2.0 million for the 30 previous consecutive trading days and (iv) in the opinion of the Toronto Stock Exchange as well as based upon our assessment, it is questionable as to whether we will be able to continue as a going concern. We are presently evaluating possible courses of action to regain compliance with the Toronto Stock Exchange continued listing requirements. The Continued Listing Committee of Toronto Stock Exchange is scheduled to meet on September 13, 2018 to consider whether or not to suspend trading in and delist the securities of the Company. We are entitled to make submissions to the Listing Committee to address deficiencies on or before September 7, 2018. If we cannot demonstrate that it meets all of the Toronto Stock Exchange continued listing requirements by September 21, 2018, our securities will be delisted 30 days from such date.

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

There are certain feed-in-tariff regimes in Italy, the U.K. and certain states within the U.S. supporting the installation and operation of distributed-class wind turbines. Published information from the U.K. indicates that the feed-in-tariff rates and deployment caps by rated capacity have declined on a quarterly basis. The Italian authorities have drafted a new law that is currently under review. The new law provides for a feed-in-tariff from the date of publication until December 31, 2020. It is expected that the new law will be effective potentially in the fourth quarter of 2018, but potentially in the first quarter of 2019. Although it is expected that the 2018-2020 feed-in-tariff will become effective by the fourth quarter of 2018, there is no guarantee it will be approved and implemented in a timely manner or at favorable rates.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Company’s 2017 consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 000-55184). The consolidated balance sheet as of December 31, 2017 was derived from the Company’s annual audited financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, have been recorded. Actual amounts could differ from these estimates. Due to differing business conditions and seasonality, operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ending December 31, 2018.

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

Results of Operations of the three months ended June 30, 2018 compared to the three months ended June 30, 2017

Overview

Our general activity during the three months ended June 30, 2018 was primarily focused on: exploring strategic alternative to bring additional capital into our business, working toward closing initial full scope energy storage projects; developing sites for energy storage projects; expansion of our order backlog of distributed wind turbines in key markets, especially the United States; and managing our supply chain as well as expenses.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues decreased by $15.6 million, or 88%, to $2.2 million for the three months ended June 30, 2018 from $17.8 million for the three months ended June 30, 2017. Our overall backlog decreased to approximately $5 million at June 30, 2018 as compared to approximately $14 million at June 30, 2017. Our backlog of orders generally, but not always, converts to revenue for us within a one-year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

The decrease in revenue was primarily attributed to $14.8 million decrease in distributed-class turbines sales and service revenue of $0.9 million partially offset by an increase in non-turbine sales of $0.1 million. We recognized revenue on 4 units for the three months ended June 30, 2018 as compared to 74 units for the three months ended June 30, 2017.

Our international revenue was $0.5 million and $17.2 million for the three months ended June 30, 2018 and 2017, respectively, representing 23%, and 97% of our revenues for those periods, respectively. A portion of our revenues were denominated in currencies other than our reporting currency, the U.S. dollar, which decreased to 21% of total revenues for the three months ended June 30, 2018 as compared to 97% of total revenues for the same period in 2017. Our revenues may be denominated in euro and other non-U.S. dollar currencies over time as we continue to expand our international sales. We are currently experiencing negative movement between the euro and the U.S. dollar, which has an adverse effect on our revenue and profitability.

During the three months ended June 30, 2018, we executed 0 new distributed-class turbine sales orders. During the three months ended June 30, 2017, we executed 10 new distributed-class turbine sales orders. Our deferred revenue balance at June 30, 2018 was $2.8 million which is included in the backlog value disclosed above. At June 30, 2017, such balance was $3.8 million.

Cost of Goods Sold and Cost of Service Revenues (dollars in millions)

Cost of goods sold and cost of services revenues collectively decreased by $12.3 million or 87% in the three months ended June 30, 2018 to $1.8 million as compared to $14.1 million in the three months ended June 30, 2017. The lower cost of sales is primarily the result of 4 turbines units sold for the three months ended June 30, 2018 as compared to 74 units for the same period in 2017. Our cost of product revenues was $1.2 million along with $0.6 million of related service costs for the three months ended June 30, 2018 compared to $13.1 million for product sales and $1.0 million for related service costs for the same period in 2017.

Gross Margin (dollars in millions)

Gross margin decreased $3.2 million in the three months ended June 30, 2018 to a profit of $0.4 million as compared to a profit of $3.6 million in the three months ended June 30, 2017.

This change was due to the $15.6 million decrease in revenues combined with the $12.3 million decrease in cost of revenues for the three months ended June 30, 2018, primarily from a decrease in sales volume.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased by $0.2 million or 29% to $0.5 million from $0.7 million for the three months ended June 30, 2018 as compared to the same period in 2017. The decrease in sales and marketing expense is primarily from a reduction of $0.1 million in compensation and benefits expenses and $0.1 million in other sales and marketing expenses.

Research and Development Expenses

Research and development expenses decreased by $0.2 million or 40% to $0.3 million from $0.5 million for the three months ended June 30, 2018 as compared to the same period in 2017. The reduction in research and development expense is primarily the result of a reduction in consulting expenses of $0.2 million during the three months ending June 30, 2018.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million or 46% to $0.7 million for the three months ended June 30, 2018 from $1.3 million for the same period in 2017. This decrease is principally due to $0.3 million reduction in compensation and benefits expense, $0.1 million decrease in professional fees and $0.2 million decrease in other general and administrative expenses.

Gain on Sale of Assets

Gain on sale of assets was $0 for the three months ended June 30, 2018 as compared to $0.2 million for the same period in 2017. This decrease reflects the reduction of units shipped by WEG related to the sales of certain utility wind assets in the fourth quarter of 2016.

(Loss) Income from Operations

Our loss from operations increased by ($2.5) million to ($1.2) million for the three months ended June 30, 2018 compared to income from operations of $1.3 million for the same period in 2017. The increase in loss from operations is due to a decrease in gross profit offset by a reduction in operating expenses.

Other (Expense)/Income and Income Tax Expense

Other income increased $0.6 million to $0.2 million for the three months ended June 30, 2018 compared to other expense of $0.4 for the same period in 2017. The increase in other income is attributable to a change in foreign currency gains of $0.6 million.

Income tax expense was approximately $0 for the three months ended June 30, 2018 and 2017.

Net (Loss) Income

Net loss increased by ($1.9) million to ($1.0) million for the three months ending June 30, 2018 compared to net income of $0.9 million for the same period in 2017.

Results of Operations of the six months ended June 30, 2018 compared to the six months ended June 30, 2017

Overview

Our general activity during the six months ended June 30, 2018 was primarily focused on: working toward closing initial full scope energy storage projects; developing sites for energy storage projects; expansion of our order backlog of distributed wind turbines in key markets, especially the United States; managing our supply chain as well as expenses; and exploring strategic alternative to bring additional capital into our business.

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

Revenue, Orders and Deferred Revenue (dollars in millions)

Total revenues decreased by $20.2 million, or 84%, to $3.8 million for the six months ended June 30, 2018 from $24.0 million for the six months ended June 30, 2017. Our overall backlog decreased to approximately $5 million at June 30, 2018 as compared to approximately $14 million at June 30, 2017. Our backlog of orders generally, but not always, converts to revenue for us within a one-year period. The timing of such revenue recognition is impacted by customer specific installation conditions such as site preparation and readiness by local utilities for grid connection.

The decrease in revenue was primarily attributed to $19.9 million decrease in distributed-class turbines sales along with a $1.0 million decrease in service revenue partially offset by $0.7 million increase in non-turbine revenue. We recognized revenue on 4 units for the six months ended June 30, 2018 as compared to 98 units for the six months ended June 30, 2017. The decrease in turbine sales was driven by demand in the Italian market as customers were seeking to grid connect prior to the June 30, 2017 reduction in the feed-in-tariff. The reduction of the feed-in-tariff, together with the delay and uncertainty surrounding establishing a new Italian law regarding feed-in-tariff programs will likely be a continued slow Italian order rate during the second half of the year.

Our international revenue was $1.5 million for the six months ended June 30, 2018 as compared to $22.9 million for the six months ended June 30, 2017, representing 39% and 95% of our revenues for those periods, respectively. A portion of our revenues continue to be denominated in currencies other than our reporting currency, the U.S. dollar, which decreased to 38% of total revenues for the six months ended June 30, 2018 as compared to 95% of total revenues for the same period in 2017. We are currently experiencing positive movement between the euro and the U.S. dollar, which has a favorable effect on our revenue.

During the six months ended June 30, 2018, we executed 5 new distributed-class turbine sales orders. During the six months ended June 30, 2017, we executed 35 new distributed-class turbine sales orders. Our deferred revenues balance at June 30, 2018 was $2.8 million which is included in the backlog value disclosed above. At June 30, 2017, such balance was $3.8 million.

Cost of Goods Product Revenues and Cost of Service Revenues (dollars in millions)

Cost of product revenues and cost of services revenues collectively decreased by $16.6 million or 85% in the six months ended June 30, 2018 to $3.0 million as compared to $19.6 million in the six months ended June 30, 2017. The lower cost of sales is the result of lower number of units sold for the six months ended June 30, 2018 as compared to the same period in 2017. Our cost of product revenues was $1.9 million along with $1.1 million of related service cost for the six months ended June 30, 2018 compared to $17.8 million for product sales and $1.8 million for related service for the same period in 2017.

Gross Profit (dollars in millions)

Gross profit decreased $3.7 million in the six months ended June 30, 2018 to $0.7 as compared to $4.4 million during the six months ended June 30, 2017. This change was due to a decrease in the volume of sales combined with a reduction in product costs.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased by $0.2 million or 15% to $1.1 million for the six months ended June 30, 2018 from $1.3 million for the same period in 2017. This decrease is principally due to $0.1 million reduction in compensation and benefits and $0.1 million in other sales and marketing expenses resulting from cost cutting efforts enacted during 2018.

Research and Development Expenses

Research and development expenses decreased by $0.5 million or 45% to $0.6 million for the six months ended June 30, 2018 from $1.1 million for the same period in 2017. The reduction in research and development expense is primarily the result of certain research credits of $0.2 million and a decrease consulting of $0.2 million and $0.1 million reduction in other research and development expenses as a result.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million or 29% to $1.7 million for the six months ended June 30, 2018 from $2.4 million for the same period in 2017. This decrease is principally due to $0.5 million lower compensation and benefits expense, $0.1 million reduction in professional fees and $0.1 million lower other general and administrative expenses resulting from successful cost cutting efforts in 2018.

Gain on Sale of Assets

Gain on sale of assets was $0 million for the six months ended June 30, 2018 as compared to $0.4 million for the same period in 2017. This increase reflects the gain on the sales of certain utility wind assets in the fourth quarter of 2016.

Loss from Operations

Our loss from operations increased by $2.6 million to $2.7 million for the six months ended June 30, 2018 compared to $0.1 million for the same period in 2017. The increase in loss from operations is due to a decrease in gross profit partially offset by a reduction in operating expenses.

Other (Expense)/Income and Income Tax Expense

Other expenses for the six months ended June 30, 2018 decreased by $0.1 million or 50% to $0.1 million as compared to $0.2 million for the same period in 2017.

Income tax expense was approximately $0 for the six months ended June 30, 2018 and 2017.

Net Loss

Net loss increased by $2.5 million, to $2.8 million for the six months ended June 30, 2018 from a net loss of $0.3 million for the same period in 2017. The increase in our net loss for the six months ended June 30, 2018, is primarily due to the increase in loss from operations.

Liquidity

As of June 30, 2018, we had cash and cash equivalents of $0.6 million of which $0.3 million was held by a foreign holding company and subsidiaries. We had cash and cash equivalents of $6.5 million of which $0.6 million was held by a foreign subsidiary for the same period in 2017. We have an existing cash plan which forecasts that we can operate beyond one year from the date of the issuance of these financial statements. However, there is uncertainty as discussed below.

Historically, we have experienced recurring operating losses and had an accumulated deficit of $179.9 million as of June 30, 2018. In addition, we have experienced recurring negative operating cash flows, which have resulted in a decrease in our cash balance. If we continue to incur significant operating losses and fail to generate significant revenues; and, if we are not able to renegotiate our line of credit to an adequate level within the forbearance period the bank has granted us, we will not have the money to pay our ongoing expenses and we may be required to restructure our business or go out of business. These factors raise substantial doubt regarding our ability to continue as a going concern. The Company evaluated these conditions as well as actions taken to improve profitability. These actions included cost reductions by reducing headcount and doing temporary furloughs, as well as restructuring management, reducing the cost of our core distributed wind products, optimizing our supply chain, and monetizing certain of our utility wind assets. In addition, we have begun commercializing our sales of our power converters, and full-scope energy storage solutions.

In the fourth quarter of 2017, we increased our line of credit from $2.0 million to $2.5 million and extended the maturity date from December 31, 2017 to June 30, 2019. Effective Jun 30, 2019, we are in breach of certain of our bank covenants. In working with Comerica, our ability to borrow against our line of credit up to the maximum supported by our borrowing-base was continued until on August 2, 2018 we executed a forbearance agreement with our bank allowing us to borrow up to a maximum of $0.9 million through November 30, 2018. The Company will be working during this time to execute a revised line of credit with our bank. On August 2, 2018 we completed a convertible note transaction raising an additional $1.88 million. Subsequently on August 7, 2018, a further $0.12 million worth of convertible notes were closed, bringing the total amount raised to $2.0 million. A further $0.75 million may also be raised under this transaction within the month of August 2018. Despite our efforts, we cannot predict, with certainty that the outcome of our plans and actions will be successful to meet our liquidity needs for the next twelve months from the issuance of the financial statements and as such, raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this outcome of this uncertainty.

Operating Activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, share-based compensation, and changes in working capital and other activities. In addition to the decrease in net loss, cash used in operations increased as described below as a result of working capital needs.

For the six months ended June 30, 2018, net cash used in operating activities increased by $1.6 million to $3.2 million from $1.6 million for the six months ended June 30, 2017. Cash used in operating activities for 2018 is primarily due to the net loss of $2.8 million and the effect of changes in operating assets and liabilities resulting in a cash outflow of $0.5 million. Included in these changes were a decrease of $0.9 million in accrued expenses, a decrease of $1.5 million in accounts payable, partially offset by an increase in accounts receivable and unbilled revenue of $1.2 and a decrease in inventory and deferred costs of $0.6 million.

Investing Activities

Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2018 as compared to $2.3 million provided by investing activities for the same period in 2017. In the six months ended June 30, 2018 and 2017, we received proceeds related to the sales of certain utility wind assets of $0.5 million and $2.6 million, respectively. In addition, 2017 also includes $0.3 million of property and equipment additions.

Financing Activities

For the six months ended June 30, 2018, net cash used in financing activities was $0.5 million compared to net cash provided by of $0.3 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, we repaid $0.5 million on our revolving line of credit. We had borrowed $0.3 million against our working capital revolving line of credit for the period ended June 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and did not have any such arrangements at June 30, 2018.

Contractual Obligations

As described below, we have no long-term debt obligations as of June 30, 2018 and December 31, 2017. We have $1.0 million outstanding on our working capital revolving line of credit and $0 outstanding on our performance letter of credit and warranty guarantee, as of June 30, 2018, which is described below in the Comerica Credit Facility section. In addition, we have leased our headquarters and production facility which expires in July of 2020.

Comerica Credit Facility

In December 2017, the Company amended its foreign working capital revolving line of credit with Comerica to extend the maturity date of December 31, 2017 to June 30, 2019. The line of credit maximum availability was increased from $2,000 to $2,500, with the available borrowing base being limited to the amount of collateral available at the time the line is drawn. This line is guaranteed by the U.S. Export-Import Bank, as well as by the assets of the Company. As of June 30, 2018, we had $1.0 million outstanding on the working capital revolving line of credit. At June 30, 2018, we had exceeded the maximum supported borrowing base by $0.1 million. The excess borrowing will be repaid subsequent to the quarter end and is not a non-compliance event.

The loan agreement with Comerica contains a financial covenant which requires us to maintain unencumbered liquid assets having a value of at least $1.0 million at all times. At June 30, 2018, we had become non-compliant with this requirement. We had unencumbered liquid assets having a value of $0.3 million.

As of June 30, 2018, we were not in compliance with the liquid asset covenant contained in our working capital line of credit. As of August 2, 2018 we executed a forbearance agreement with Comerica allowing us to borrow up to $0.9 million with no requirement to maintain a minimum unencumbered liquid asset value through November 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Company as defined by 229.10(f)(1)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Interim Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, after evaluating the effectiveness of our disclosure controls and procedures as of the evaluation date, concluded that as of the evaluation date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting as discussed below.

As more fully set forth in Part II Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 because we identified four material weaknesses. Specifically, we had (a) inadequate and ineffective controls for reviewing and analyzing revenue transactions related to certain international turbine sales that remained in logistics warehouses while certain logistics events were completed, (b) inadequate and ineffective controls for reviewing and analyzing complex or non-routine transactions, (c) ineffective controls for identifying and accounting for Performance Guarantee Program (PGP) revenue, and (d) inadequate and ineffective controls over the implementation and transition related to the adoption of ASU 2014-09. Additionally, as of June 30, 2018, management identified a fifth material weakness. Specifically, due to the loss of certain key financial reporting personnel, we had inadequate resources to effectively review and ensure timely closing of books and financial reporting. The Company continues to make enhancements to existing internal controls, to improve the quality and timing of the accounting close process and is in the process of assessing the resource needs of the department and engaging the appropriate accounting and financial expertise. Further work, however, is required to develop appropriate operational and procedural controls and in our review process to provide reasonable assurance that our financial controls over financial reporting are designed in the most effective and efficient manner possible. Therefore, while we are working to remediate the material weaknesses, additional work is required to reasonably assure that certain controls are operating effectively and in a timely manner. We expect to continue to undertake these actions as appropriate throughout 2018.

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

Based on the evaluation of our financial reporting controls, our Principal Executive Officers and Principal Financial Officer concluded that, our financial reporting controls were not effective as of June 30, 2018. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

As discussed above, during the three months ended June 30, 2018, and subsequently, the Company lost additional financial reporting resources. Specifically, the Company has lost several important members of its accounting and financial reporting functions and is therefore reliant on contract resources and certain re-positioned resources within the business to complete its financial reporting. This has impacted segregation of duties and resulted in gaps in our internal controls processes and procedures. The Company is in the process of assessing the resource needs of the department and engaging the appropriate accounting and financial expertise, but the current reduction in personnel has resulted in delays in the closing of the books and filing of the Form 10-Q.

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

In addition to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-55184) filed with the SEC on April 2, 2018, the Company discloses:

•	That common stock is traded on the Toronto Stock Exchange (“TSX”) and the Company must satisfy certain listing requirements for continued listing on the TSX, including the requirement that the market value of “publicly held” shares of the Company are at least $3.0 million. Since mid-April 2018, the Company’s market capitalization has been under $3.0 million. If this continues for 30 consecutive business days, the TSX will notify the Company that the Company does not currently meet the TSX’s requirement for continued listing requirements. The TSX provides companies with 120 calendar days to regain compliance with this continued rule. If our stock is delisted from the TSX, some investors may find our common shares less attractive, the trading market for our common shares may be limited and our share price may be more volatile and further depressed. If TSX notifies the Company of non-compliance with respect to the market capitalization listing requirement or any other listing requirement, there can be no assurance that the Company will be able to regain compliance or that the Company will be able to maintain its TSX listing.

•	That on May 29, 2018, Comerica informed that the Company is currently not in compliance with two covenants (collectively, the “Covenants”) under that certain Amended and Restated Loan and Security Agreement by and between the Company and Comerica dated December 31, 2013 and as amended (the “Loan”). On August 2, 2018, the Company entered into a Subordinated Convertible Note Purchase Agreement with certain investors under the financial hardship exemption available to companies listed on the TSX under certain circumstances (the “Financing”). In connection with the financing, the Company and Comerica Bank entered into a Forbearance Agreement and Comerica agreed to among other things, to forbear existing defaults and non-compliance under the Loan through end of November 2018. The Company intends to continue to work with Comerica to obtain a waiver relating to the Company’s compliance with the two Covenants and/or explore with Comerica amending the Loan, including the Covenants, to facilitate the Company’s compliance with its obligations under the Loan. There can be no assurances that the Company will regain compliance with respect to the Covenants during the forbearance period or that the Comerica will waive the violation of the Covenants or any future covenant violations under the Loan or agree to amend the terms of the Loan.

•	That the Trump Administration recently imposed a 25% tariff on steel imports and such tariffs may increase the price of steel and various steel components, including the towers used in the construction and deployment of our wind turbines. The increased cost of our turbines, if any, could negatively impact sales and our revenue and results of operations may be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern Power Systems Corp.
(Registrant)

Date: August 16, 2018	By:	/s/ William St. Lawrence
William St. Lawrence
Co- interim Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2018	By:	/s/ Reinout G. Oussoren
Reinout G. Oussoren
Co-interim Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2018	By:	/s/ Ciel R. Caldwell
Ciel R. Caldwell
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Principal Executive Officer— Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Principal Financial Officer and Principal Financial Officer — Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Principal Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

32.2	Principal Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

101.INS	XBRL Instance Document.					**

101.SCH	XBRL Taxonomy Extension Schema Document.					**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					**

101.DEF	XBRL Definition Linkbase Document.					**

101.LAB	XBRL Taxonomy Label Linkbase Document.					**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					**

*	Furnished herewith

**	Submitted electronically herewith

Attached as Exhibits 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017 and (ii)  Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2018 and 2017 (unaudited), (iii)  Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 (unaudited), (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).